Form 10-Q
period 1995-06-30
OTS HOLDINGS INC
filed 1996-01-25
CIK 830483

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549



                                     FORM 10-Q



For the quarter ended                   Commission file number
June 30, 1995                           33-20344-LA




                               O.T.S. HOLDINGS, INC.
              (Exact name of registrant as specified in its charter)


Colorado                                     84-1077242
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


4535 W. Sahara #200
Las Vegas, Nevada                            89102
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number,
including area code                          (702) 893-4747





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No



As of June 30, 1995, there were 6,835,585 shares of common stock, no par value outstanding.







                                       INDEX




PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

          Balance Sheet as of June 30, 1995 and
            December 31, 1994                                  3-4

          Statement of Income for the three
            and six months ended June 30, 1995 and 1994          5

          Statement of Cash Flows for the three
            and six months ended June 30, 1995 and 1994          6

          Notes to Financial Statements                          7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 9

     Item 2.   Changes in Securities                             9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     SIGNATURES                                                  10











                                         2

                               O.T.S. HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      June 30,    December 31,
                                                      1995        1994
CURRENT ASSETS:                                       ----------  ------------

     Cash and cash equivalents                        $  18,080   $   89,150
     Trade receivables                                   21,666       21,666
     Inventory - finished products                       20,898       20,898
     Inventory - raw goods                               42,484       42,484
     Note receivable - Stockholders                       3,446       15,001
     Accounts receivable- other                         228,400      243,600
     Income tax refund                                   17,560       17,560
                                                      ---------   ----------
          TOTAL CURRENT ASSETS                          352,534      450,359
                                                      ---------   ----------

PROPERTY, PLANT AND EQUIPMENT:


     Land                                                      0     121,000
     Mobile home                                               0      42,000
     Leasehold improvements                               25,841      25,841
     Furniture and fixtures                               15,832      15,257
     Vehicles                                             24,981      40,981
     Equipment and machinery                             492,609     403,909
     Artwork                                           1,747,199   1,361,474
     Residential rental                                  239,400     239,400
                                                      ----------  ----------
                                                       2,545,862   2,249,862
       Less accumulated depreciation and
         amortization                                    (93,169)    (93,169)
                                                      ----------  ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT          2,452,693   2,156,693
                                                      ----------  ----------

INTANGIBLE ASSETS:

     Prepaid advertising                                 780,755     805,000
     Noncompete agreement (net of accumulated
     amortization of $4,384 and $2,192 at
     December 31, 1994 and 1993 respectively               6,576       6,576
     Licensing rights                                     50,000      50,000
                                                      ----------  ----------
          TOTAL INTANGIBLE ASSETS                        837,331     861,576
                                                      ----------  ----------

OTHER ASSETS:

     Coal reserves                                       800,000     800,000
     Investment in affiliates                          1,460,605     700,000
     Investment in oil and gas leases                    531,250     531,250
     Deposits                                              5,535       5,535
     Investment in stock                                 257,000     257,000
                                                      ----------  ----------
          TOTAL OTHER ASSETS                           3,054,390   2,293,785
                                                      ----------  ----------
          TOTAL ASSETS                                $6,696,489  $5,762,413
                                                      ==========  ==========


                                        -3-




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,    December 31,
                                                      1995        1994
CURRENT LIABILITIES:

     Accounts payable and accrued liabilities         $  795,774  $  787,529
     Notes payable                                       555,108     613,466
     Indebtedness to related parties                     371,654     314,958
     Indebtedness to affiliate                           138,867     138,867
     current maturities of long-term debt                299,000     299,000
                                                      ----------  ----------
          TOTAL CURRENT LIABILITIES                    2,160,403   2,153,820
                                                      ----------  ----------

LONG-TERM DEBT:

     Long-term debt, less current maturities             229,362     238,614
                                                      ----------  ----------
          TOTAL LONG-TERM DEBT                           229,362     238,614
                                                      ----------  ----------
          TOTAL LIABILITIES                            2,389,765   2,392,434
                                                      ----------  ----------

REDEEMABLE PREFERRED STOCK:

  Involuntary liquidation is at Par or stated value

     Cumulative preferred stock with redemption
       value of $73,485; 150,000 shares issued
       and outstanding                                    60,000      60,000
                                                      ----------  ----------

PREFERRED STOCK, AND ACCUMULATED DEFICIT:
  Involuntary liquidation is at Par or stated
    value
     Preferred stock, $0.10 par value, 10,000,000
       shares authorized;  331,600 and 342,379
       shares issued and outstanding at June 30,
       1995 and December 31, 1994 respectively            33,160      34,237
     Common stock, no par value; 100,000,000
       shares authorized; 6,835,585 and 6,680,584
       shares issued and outstanding at June 30,
       1995 and December 31, 1994 respectively         1,407,013   1,175,631
     Paid in capital                                   5,882,866   4,100,663
     Accumulated deficit                              (3,075,857) (2,000,552)
                                                      ----------  ----------
          TOTAL PREFERRED STOCK, COMMON STOCK,
            AND ACCUMULATED DEFICIT                    4,307,182   3,309,979
                                                      ----------  ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                    $6,696,948  $5,762,413
                                                      ==========  ==========






    The accompanying notes are an integral part of these financial statements.
                                        -4-
                               O.T.S. HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF INCOME


                                     Three Months ended    Six Months Ended
                                         June 30,              June 30,
                                     1994       1995       1994       1995



REVENUES:

  Sales - food products                91,331     34,652    140,658     73,361
  Sales - leasing                       4,129      2,341      7,790      4,113
  Management and consulting fees            0          0          0          0
  Other revenues                       71,071      5,414     77,929     10,825
                                     --------   --------   --------   --------
                                      166,531     42,407    226,377     88,299
                                     --------   --------   --------   --------
COSTS AND EXPENSES:

  Cost of products sold                54,579     44,179     99,458     82,908
    (net of depreciation)
  Selling, general admin.             155,757    251,957    305,505    394,295
  Depreciation and amortization         9,716          0     19,431          0
                                     --------   --------   --------   --------
                                      220,052    296,136    424,394    477,203
                                     --------   --------   --------   --------
     Income (loss) from operations   ( 53,521)  (253,728)  (198,017)  (388,904)

OTHER INCOME (EXPENSE):

  Interest income                           0          0          0          0
  Interest expense                    (11,353)   (31,728)   (27,103)   (75,531)
  Loss on disposition of asset              0          0          0          0
  Gain on disposal of asset                 0          0          0          0
                                     --------   --------   --------   --------
     Net loss before equity in
       earnings of affiliate         ( 64,874)  (285,456)  (225,120)  (464,435)

EQUITY IN LOSSES OF AFFILIATES:             0          0          0          0
                                     --------   --------   --------   --------

     Loss before income taxes        ( 64,874)  (285,456)  (225,120)  (464,435)

INCOME TAXES:                               0          0          0          0
                                     --------   --------   --------   --------

     NET LOSS                        ( 64,874)  (258,456)  (255,120)  (464,435)
                                     ========   ========   ========   =========











    The accompanying notes are an integral part of these financial statements.

                                        -5-

                              O. T. S. HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS




                                               SIX MONTHS ENEDED JUNE

                                                 1995           1994
                                             -----------    -----------


CASH FLOWS FROM OPERATION ACTIVITIES:

  Net Income (Loss)                          ($464,435)     ($255,120)
  Adjustment to reconcile net loss:
     Depreciation and amortization                   0         19,431
     Issuance of stock for services            231,382


     Changes in Assets and Liabilities
          (Increase) decrease in inventory           0              0
          (Increase) decrease in liabilites     (2,669)        58,779
                                              --------       --------
                                             ($235,722)     ($146,910)
                                              --------       --------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of furniture and equipment            4,075      ($130,562)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                     160,577       $241,583
                                              --------       --------

Net Increase (decrese) in cash               ($ 71,070)     ($ 35,889)


Cash, beginning of year                      $  89,150      $  10,689
                                             ---------      ---------

Cash, end of period                          $  18,080      ($ 25,200)
                                             =========       =========










    The accompanying notes are an intigral part of these financial statements.
                                        -6-

                              O.T.S. HOLDINGS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, the results of operation for the three months and six months ended June 30, 1995 and 1994 and the cash flows for the six months ended June 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1994 Annual Report on Form 10-K.





























                                        -7-
                               O.T.S. HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Sales for the quarter ended June 30, 1995 were $88,299 compared to sales for the quarter ended June 30, 1994 of $226,377. Sales in 1995 consisted primarily of revenues from its subsidiary All-Pure Foods, Inc. A continued lack of financial resources has inhibited the Company from its plans to significantly increase sales. The Company has had to rely on short term loans for working capital.

     The Company's SCOR Form U-7 Offering in the State of Nevada for its subsidiary, All-Pure Foods, Inc., to raise $1,000,000 to be utilized for working capital, purchase of manufacturing equipment, increased inventory levels, research and development of new products, and to repay debt became effective on March 30, 1995. As of June 30, 1995, the Company has rasied $160,000 for the SCOR Offering.

     The Company purchased $100,000 worth or advertising in the Food Distributor Magazine to promote the products of All-Pure Foods, Inc. The response from the advertising has been successful in obtaining new distribution outlets for the products.

     The Company has received a Purchase Order from the ITEX, USA Corporation for $1,000,000 worth of Fridge Fresh. The company has 12 months to begin production and complete the order. The Company will be using funds raised through the SCOR Offering to complete this order.

     The interim financial statements reflect no change in inventory from December 31, 1994 to June 30, 1995. The company adjusts inventory only at year end after the physical inventory has been counted. Accounts receivable have been insignificant and therefore are adjusted only at year end.

                               O.T.S. Holdings, Inc.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
             None.

Item 2.  Changes in Securities
             None.

Item 3.  Defaults by the company upon its Senior Securities
             None.

Item 4.  Submission of Matter to a Vote of Security Holders
             None.

Item 5.  Other Information
             None.

Item 6.  Exhibits and Reports of Form 8-K
             None.

                               O.T.S. HOLDINGS, INC.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O.T.S. HOLDINGS, INC.
(Registrant)


Gerald H. Levine                  Marie A. Levine
President and                     Principal Financial and
Chief Operations Officer          Accounting Officer


Date:  10/01/95                   Date: 10/01/95