Form 10QSB
period 1999-03-31
OTS HOLDINGS INC
filed 2000-03-08
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 033-20344-LA
                                            ------------

                             O. T. S. HOLDINGS, INC.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         COLORADO                                           84-1077242
         --------                                           ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           3046 E. Brighton Place
                         Salt Lake City, Utah 84121
                         --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 947-1270

                        4535 W. Sahara, Suite #200
                         Las Vegas, Nevada 89102
                         -----------------------
             (Former address of Principal Executive Offices)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes       No X
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             March 6, 2000

                            Common -  72,697*
                         Preferred - 331,950

          * See Part II, Item 2, regarding a 100 for one reverse split effected on March 2, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report consist of the Company's audited Financial Statements for the years ended December 31, 1999 and 1998, together with related Notes. The Company has not had any revenues from operations since December 31, 1995, and accordingly, quarterly Financial Statements are not deemed to be material.

                     O.T.S. HOLDINGS,  INC.

                 FINANCIAL STATEMENTS AND REPORT

           OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          December 31, 1999

Andersen Andersen & Strong, L.C. [letterhead]

Board of Directors
O.T.S. Holdings, Inc.
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of O.T.S. Holdings, Inc. (development stage company) at December 31, 1999 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period from January 1, 1996 (date of inception of development stage) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in
all material respects, the financial position of    O.T.S. Holdings,  Inc. at
December 31, 1999, and the results of operations, and cash flows for the years ended December 31, 1999 and 1998 and the period from January 1, 1996 (date of inception of development stage) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Andersen Andersen & Strong
March 6 , 2000
Salt Lake City, Utah

                        O.T.S. HOLDINGS, INC.
                           BALANCE SHEET
                         December 31, 1999

ASSETS

CURRENT ASSETS

 Cash                                                          $        -
         Total Current Assets                                           -

OTHER ASSETS

    Securities - available for sale   - Note 3                        8,000

                                                                 $    8,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                $1,376,486
    Accrued interest payable - preferred stock                      396,713
   Total Current Liabilities                                      1,773,199

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par value;
      331,950 issued and outstanding                                 33,195
 Common stock
       100,000,000 shares authorized at no par value;
       72,697 issued and outstanding                              1,288,094
 Capital in excess of par value                                   4,155,910
    Accumulated deficit - Note 1                                 (7,242,398)

   Total Stockholders' Equity                                    (1,765,199)

                                                               $      8,000

 The accompanying notes are an integral part of these financial statements.

                      O.T.S. HOLDINGS  INC.
                     STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1999 and 1998
                       and the Period January 1, 1996
           (date of inception of development stage) to December 31, 1999
                                                        Period
                                    Dec 31,     Dec 31,         Jan 1, 1996
                                     1999        1998         to Dec 31, 1999
REVENUES                            $     -    $      -      $       -

EXPENSES                               31,347      31,347        314,036

NET LOSS - before other income
and losses                            (31,347)    (31,347)      (314,036)

OTHER INCOME AND LOSSES

   Loss of assets                         -           -       (4,608,767)

NET PROFIT (LOSS)                   $ (31,347)  $ (31,347)  $ (4,922,803)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                             $ (0.43)    $ (0.43)

    Diluted                           $ (0.08)    $ (0.08)

AVERAGE OUTSTANDING
   SHARES

        Basic                          72,697      72,697

        Diluted                       404,647     404,647

The accompanying notes are an integral part of these financial statements.

                      O.T.S.  HOLDINGS, INC.
                 STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
          Period January 1, 1996 (date of inception of development stage) to
                              December 31, 1999
                Preferred Stock   Common Stock    Excess of   Accumulated
                Shares   Amount  Shares   Amount  Par Value     Deficit
Balance
January 1, 1996 331,950  $ 33,195  67,714  $1,267,161 $4,155,910 $(2,319,595)

Issuance of
common stock
for services at
$4.20-1996          -         -     4,983      20,933        -           -

Net operating
loss for the year
ended December 31,
1996                -         -       -           -          -    (4,748,837)

Net operating loss
for the year ended
December 31, 1997   -         -       -           -          -      (111,272)

Net operating loss
for the year ended
December 31, 1998   -         -       -           -          -       (31,347)

Net operating loss
for the year ended
December 31, 1999   -         -       -           -          -       (31,347)

Balance
December 31, 1999 331,950 $33,195  72,697  $1,288,094 $4,155,910 $(7,242,398)

The accompanying notes are an integral part of these financial statements.

                     O.T.S. HOLDINGS,   INC.
                     STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 1999  and 1998
and the period January 1, 1996 (date of inception of development stage) to
                        December 31, 1999
                                                                 Period
                              Dec 31,        Dec 31,          Jan 1, 1996
                               1999           1998          to Dec 31, 1999
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)           $ (31,347)      $ (31,347)      $ (4,922,803)

Adjustments to reconcile
net loss to net cash
provided by operating
activities

   Change in accounts payable   31,347          31,347            293,103
   Issuance of common stock
   for expenses                    -               -               20,933
   Loss of assets                  -               -            4,608,767

      Net Cash From (Used)
      in Operations                -               -                  -

CASH FLOWS FROM INVESTING
 ACTIVITIES

                                   -               -                  -

CASH FLOWS FROM FINANCING
 ACTIVITIES

                                   -               -                  -

 Net Increase (Decrease) in Cash   -               -                  -

 Cash at Beginning of Period       -               -                  -

 Cash at End of Period        $    -         $     -          $       -

NON CASH OPERATING  ACTIVITIES

Issuance of 4,983 shares common stock for services - 1996     $    20,933

The accompanying notes are an integral part of these financial statements.

                     O.T.S. HOLDINGS,  INC.
                  NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,00,000 shares with no par value and authorized preferred stock of 10,000,000 shares with a par value of $0.10. On January 4, 1988, the name was changed to "Graystone Ventures, Inc.", and on December 18, 1989 to "American Jet Holdings, Inc." On June 6, 1991, the name was changed to "O.T.S. Holdings, Inc."

Since inception, the Company has completed several acquisitions in connection with three reverse stock splits resulting in its present capitalization.

This report has been prepared reflecting these after stock split shares from inception.

After 1995 the Company ceased all operations, lost its remaining assets, and became inactive and is considered to be in the development stage after that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 1999, the Company had a net operating loss carry forward of $7,242,398. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in
its stockholders.   The loss carryover expires in the years from 2001 through
2020.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Financial Instruments

The carrying amounts of financial instruments, including the securities and the accounts payable, are considered by management to be their estimated fair values.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on December 31, 1999.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   SECURITIES - AVAILABLE FOR SALE

Securities available for sale consisted of 8,660,000 shares of CEC. The amount shown in the balance sheet is considered by management to be its fair
market value on December 31, 1999.   During January 2000, the stock was traded
to a related party for the assumption of debt.

4.  RELATED PARTY TRANSACTIONS

Related parties will have acquired 75% of the common stock issued by the Company after the events shown in note 7.

5.  BANKRUPTCY

On   April 23, 1997  the Company entered a petition in bankruptcy to clear its debt, however, on December 23, 1999, the court terminated the petition with no action because of a no asset report by the trustee.

6.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

There can be no assurance that they may be successful in this effort.

7.  SUBSEQUENT EVENTS

During January and February 2000 the Company authorized the issuance of 112,000 common shares for cash of $25,000 and services, 43,925 common shares for the redemption of 331,950 shares of preferred stock, 1,515,924 common shares for the settlement of $1,765,232 in debt.

On February 18, 2000, the Company, pursuant to a tentative Agreement and Plan of Reorganization between the Company, and Thin Battery, Inc., a Nevada
corporation,  agreed to issue 15,000,000   post split shares, or an amount of
securities to represent not less than approximately 90% of the post tentative agreement outstanding shares of the Company, following the reverse spit of the outstanding stock (note 1) of the Company of 100 for one while retaining the present authorized capital, with appropriate adjustments to the stated capital accounts of the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The last revenues produced by the Company were during the year ended December 31, 1995, from the sale of specialty food products by its then wholly-owned subsidiary, All Pure Foods, Inc., a Nevada corporation ("All Pure Foods"). These operations ceased in 1995, and this subsidiary was abandoned.

          The Company recommenced its developmental stage in calendar 1996.

          OTS filed bankruptcy proceedings on April 23, 1997, which were dismissed without any formal proceedings on the No Asset Report of the Trustee on December 23, 1999.

          On February 18, 2000, the Company, pursuant to a tentative Agreement and Plan of Reorganization (the "Tentative Agreement") between the Company and Thin Battery, Inc., a Nevada corporation ("Thin Battery"), agreed to issue 15,000,000 post-split shares or an amount of securities to represent not less than approximately 90% of the post-Tentative Agreement outstanding shares of the Company, following a reverse split of the outstanding securities of the Company of 100 for one, while retaining the present authorized capital, with appropriate adjustments to the stated capital accounts of the Company. The Company intends to negotiate the completion of this Tentative Agreement and thereafter develop and market the "Thin Film Battery" and related patents which comprise the material assets underlying this Tentative Agreement. A copy of this Tentative Agreement is attached to the Company's 10-KSB Annual Report for the year ended December 31, 1999, which has been simultaneously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

          If and until these negotiations are completed, the Company will not be in a position to finalize its business plan and funding requirements for the coming year.

Results of Operations.
----------------------

          The Company had no revenues or operations during fiscal 1999 or 1998, with accrued expenses of $31,347 for interest in each year, resulting in losses in these amounts for each of these years.

          Cash assets were nil, with marketable securities valued at $8,000. These securities were transferred to a related party in 2000 for cancellation of debt.

          Total liabilities were $1,773,119 for fiscal 1999.

Liquidity.
----------

          The Company had no cash or liquid resources during fiscal 1998 or 1999.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          Effective March 2, 2000, the Company effected a reverse split of its outstanding securities on a basis of 100 for one, while retaining the present authorized capital, with appropriate adjustments to the capital accounts of the Company. All computations herein take into account this reverse split.

Item 3.   Defaults Upon Senior Securities.

          The Company is in default on the payment of interest due on the 331,950 outstanding shares of the Company's preferred stock; however, as of the date of this Report, the Company was in the process of resolving this default by the issuance of post-split "restricted securities" (common stock") of the Company and the cancellation of these shares of preferred stock; and issuing other similar post-split "restricted securities" (common stock) in settlement of other obligations. See Note 7, Subsequent Events, of the Financial Statements attached hereto and incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the two previous calendar years which are covered by the Financial Statements accompanying this Report.

Item 5.   Other Information.

          Effective January 6, 2000, Mark Meriwether became the sole director and executive officer of the Company. See the 8-K current Report dated January 6, 2000, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Part II, Item 6. Gerald Levine and Marie A. Levine resigned as directors and executive officers of the Company on January 6, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-KSB Annual Report for the year ended December 31, 1999, which is incorporated herein by reference.
               Exhibits:
                    10   Tentative Agreement

          (b)  Reports on Form 8-K.

               8-K Current Report dated January 6, 2000, which is incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       O. T. S HOLDINGS, INC.



Date:                                  By
      -------                          --------------------------------------
                                       Mark Meriwether
                                       President, Secretary/Treasurer and
                                       Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       O. T. S HOLDINGS, INC.



Date:                                  By
      -------                          --------------------------------------
                                       Mark Meriwether
                                       President, Secretary/Treasurer and
                                       Director