Form 10QSB
period 1999-06-30
OTS HOLDINGS INC
filed 2000-03-08
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999
                           -------------

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