Form 10KSB
period 1999-12-31
OTS HOLDINGS INC
filed 2000-03-08
CIK 830483

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 1999
                                  --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  033-20344-LA
                                      ------------

                         O. T. S. HOLDINGS, INC.
                         -----------------------
          (Name of Small Business Issuer in its Charter)

         COLORADO                                            84-1077242
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           3046 E. Brighton Place
                         Salt Lake City, Utah 84121
                           -----------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 201- 7635

                       4535 West Sahara, Suite 105-13B
                           Las Vegas, Nevada 89102
                           ----------------------
      (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X     No            (2)   Yes      No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent calendar year:
December 31, 1999 - $0.00

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 6, 2000 - $700. There are approximately 46,631 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "established market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the present low bid price for these shares on the OTC Bulletin Board of the NASD.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

     The Issuer filed bankruptcy proceedings on April 23, 1997, which were dismissed on December 23, 1999, by a No Asset Report of the Trustee. No other material action was taken during the pendency of these proceedings. See Part I, Item 3.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         March 6, 2000

                       Common - 184,497
                     Preferred - 331,950

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

                     See Part III, Item 13

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
--------------------

     O. T. S. Holdings, Inc., a Colorado corporation (the "Company" or "OTS"), was incorporated under the laws of the State of Colorado under the name "Vates Corp." on August 15, 1986. Name changes were effected to (i) "Graystone Ventures, Inc." on January 4, 1988; (ii) "American Jet Holdings, Inc." on December 18, 1989; and (iii) "O. T. S. Holdings, Inc." on June 6, 1991.

     There have been three reverse splits of the outstanding securities of the Company since its inception. The only reverse split effected by the Company during the past two years was effected on March 2, 2000, amounting to a 100 for one reverse split, while retaining the current authorized shares, with appropriate adjustments to the capital accounts of the Company. All computations herein take into account all reverse splits and recapitalizations of the Company's common stock.

     During 1988, the Company conducted a public offering of a portion of its securities pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission and a related Prospectus. The offering was completed in 1989. This Registration Statement is incorporated herein by reference. See Part III, Item 13.

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

     Mark Meriwether, the current sole director and executive officer of the Company, acquired approximately 13,786,590 shares of the Company's outstanding voting securities, representing approximately 75% of all voting securities which were issued and outstanding. See the 8-K Current Report of the Company dated January 6, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Part III,
Item 13.

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

     Thin Battery has been in research and development for many years developing micro type batteries with a thickness less than 20un. Thin Battery has rights to more than 12 patents in the thin film area and has developed many proprietary-manufacturing processes. There are numerous applications for products including medical implant devices, consumer electronic devices, laptop computers and various military, government and aerospace applications.

Business.
---------

     The Company intends to negotiate the completion of this Tentative Agreement and thereafter develop and market the "Thin Film Battery" and related patents which comprise the material assets underlying this Tentative Agreement.


     If and until these negotiations are completed, the Company will not be in a position to finalize its business plan and funding requirements for the coming year. If finalized, an 8-K Current Report will be filed with the Securities and Exchange Commission which will provide in detail the Company's business plan and all material aspects of its intentions respecting the Thin Film Battery, including, but not limited to a description of related patents, research and development that will be anticipated, marketing methods and similar information that would have been required in this Report had the Tentative Agreement been finalized prior to December 31, 1999.

     Thin Battery has been in research and development for many years developing micro type batteries with a thickness less than 20un. Thin Battery has rights to more than 12 patents in the thin film area and has developed many proprietary-manufacturing processes. There are numerous applications for products including medical implant devices, consumer electronic devices, laptop computers and various military, government and aerospace applications.

Item 2.  Description of Property.
---------------------------------

     The Company has no facilities or leased offices; presently, the principal executive offices and telephone number of the Company are those of its President, Mark Meriwether, which are provided at no cost.

Item 3.  Legal Proceedings.
---------------------------

     The Company is not the subject of any pending legal proceedings;
and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency. A portion of the present liabilities of the Company, the satisfaction of which is now being negotiated, is represented by a judgment rendered against the Company.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

     The Company filed bankruptcy proceedings in the United States District Court, Central District of California, Los Angeles Division, styled as Bankruptcy No. SV-97-14756KL on April 23, 1997; on the filing of a No Asset Report by the Trustee on December 23, 1999, the bankruptcy petition was dismissed, without any formal proceedings having been conducted.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two calendar years.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     There has never been any "established trading market" for shares of common stock of the Company. The common stock of the Company is presently quoted on the OTC Bulletin Board of the NASD on a nominal basis, as reflected below. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market. 50,880 of the current outstanding shares of the Company which are designated as "restricted securities" have presently satisfied the required holding period under Rule 144.

     The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1998 and each quarter of the calendar year ended December 31, 1999, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1998                          .02                 .02

June 30, 1998                           .02                 .005

September 30, 1998                      .005                .005

December 31, 1998                       .005                .005

March 31, 1999                          .005                .005

June 30, 1999                           .02                 .005

September 30, 1999                      .021                .01

December 31, 1999                       .0125               .01


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and others may have an adverse effect on any market that may develop in the shares of common stock of the Company.

Holders.
--------

     The number of record holders of the Company's common stock as of the calendar year ended December 31, 1999, was approximately 347; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of March 8, 2000, there were approximately 349 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

     On February 18, 2000, the Company, pursuant to a tentative Agreement and Plan of Reorganization (the "Tentative Agreement") between the Company and Thin Battery, Inc., a Nevada corporation ("Thin Battery"), agreed to issue 15,000,000 post-split shares or an amount of securities to represent not less than approximately 90% of the post-Tentative Agreement outstanding shares of the Company, following a reverse split of the outstanding securities of the Company of 100 for one, while retaining the present authorized capital, with appropriate adjustments to the stated capital accounts of the Company. The Company intends to negotiate the completion of this Tentative Agreement and thereafter develop and market the "Thin Film Battery" and related patents which comprise the material assets underlying this Tentative Agreement. See
Part III, Item 13.

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

Item 7.  Financial Statements.
-----------------------------

For the years ended December 31, 1999 and 1998.

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statement of Changes in Stockholders' Equity

     Statements of Cash Flows

     Notes to the Financial Statements

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

     No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent calendar years or any interim period. Due to the Company's lack of significant business operations since approximately 1995, present management deemed it to be in the best interests of the Company to appoint a new independent accountant to audit its financial statements. Accordingly, the Board of Directors unanimously resolved to retain the services of Andersen, Andersen & Strong, L.C., Certified Public Accountants in January, 2000, to audit the financial statements of the Company including this Report.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar years ending December 31, 1999 and 1998, and to the date hereof, and the period or periods during which each such director or executive officer served in his respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held              Designation        or Resignation
   ----              -----------          -----------       --------------

Mark Meriwether       President             1/6/97                *
                      and Director
                      Secretary/
                      Treasurer

Gerald Levine         President               1990              1/6/00
                      Director

Marie Levine          Secretary/Treasurer     1990              1/6/00

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which is scheduled in accordance with the direction of the Board of Directors. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     Mark Meriwether. Mr. Meriwether is 43 years of age, and for the past five years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

Involvement in Certain Legal Proceedings.
-----------------------------------------

    Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No securities of the Company are registered pursuant to Section
12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark         12/31/98    0     0     0         0           0      0       0
Meriwether   12/31/99    0     0     0         0           0      0       0
President
Sec'y/
Treasurer
Director

Gerald       12/31/98    0     0     0         0           0      0       0
Levine       12/31/99    0     0     0         0           0      0       0
President
and Director

Marie Levine 12/31/98    0     0     0         0           0      0       0
Sec'y/       12/31/99    0     0     0         0           0      0       0
Treasurer

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ended December 31, 1999, or 1998, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of December 31, 1999, and to the date hereof:

                                            Number and Percentage
                                         of Shares Beneficially Owned
                                         ----------------------------

Name and Address                    12/31/99            Currently
----------------                    --------            ---------

Mark Meriwether                        -0-             137,865 - 75%
3046 East Brighton Place
Salt Lake City, Utah 84121

Gerald and Marie Levine            18,332 - 25%            -0-
3945 East Patrick Lane, #D
Las Vegas, Nevada 89120

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 1999, and to the date hereof:

                                             Number and Percentage
                                          of Shares Beneficially Owned
                                          ----------------------------

Name and Address                    12/31/99               Currently
----------------                    --------               ---------

Mark Meriwether                        -0-               137,865 - 75%
3046 East Brighton Place
Salt Lake City, Utah 84121

Gerald and Marie Levine            18,332- 25%                -0-
3945 East Patrick Lane, #D
Las Vegas, Nevada 89120

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below under Part I, Item 1, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K.
--------------------

          8-K Current Report dated January 6, 2000.**
               Exhibits:
               Agreement dated January 6, 2000,
               between the Company, Gerald Levine,
               Marie A. Levine, Wire To Wire, Inc.,
               dba WWW Consulting, an entity controlled by Mr. and Mrs. Levine, and Mark
               Meriwether, the current sole director
               and executive officer of the Company

                                                   Exhibit
Exhibits*                                          Number
Number                                             -------
------
          (i)

Tentative Agreement and Plan of                     10.1
Reorganization between the Company
and Thin Battery dated February 18,
2000

Financial Data Schedule.                             27

          (ii)                                 Where Incorporated
                                                 In This Report
                                               ------------------

Registration Statement on Form S-18.**            Part I, Item 1

          * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

          ** These documents and related exhibits have previously been filed with the Securities and Exchange
          Commission and are incorporated herein by this reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             O. T. S. HOLDINGS, INC.


Date: 3/8/00                  By/s/Mark Meriwether
                                Mark Meriwether, President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              O. T. S. HOLDINGS, INC.


Date: 3/8/00                  By/s/Mark Meriwether
                                Mark Meriwether, President and Director