Form 10QSB
period 2000-03-31
OTS HOLDINGS INC
filed 2000-05-24
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 033-20344-LA
                                            ------------

                             THIN FILM BATTERY, INC.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         COLORADO                                           84-1077242
         --------                                           ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                             14251 Chambers Road
                          Tustin, California 92780
                         --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (714) 730-7900

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes X      No
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

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             March 31, 2000

                            Common -  51,796,737

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying consolidated balance sheets of O.T.S. Holdings, Inc. and subsidiary ( development stage company) at March 31, 2000 and December 31 1999, and the consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the period from November 17, 1998 to March 31, 2000, the consolidated statement of cash flows for the three months ended March 31, 2000 and 1999, and the period from November 17, 1998 to March 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

              O.T.S. HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                March 31, 2000 and December 31, 1999
                                        Mar 31,          Dec 31,
                                                2000              1999
ASSETS

CURRENT ASSETS

 Cash                                         $       -        $        -
         Total Current Assets                         -                 -

OTHER ASSETS

    Securities                                        -               8,000
    License agreement - net of amortization-
    Note 3                                    $  67,083        $     68,833
                                              $  67,083        $     76,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable-license agreement-Note 3        $  50,000        $     50,000
 Accounts payable                               819,960        $  1,376,486
 Accrued interest payable - preferred stock
 Note 4                                               -             396,713
   Total Current Liabilities                    869,960           1,823,199

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par
      value; none issued and outstanding on
      March 31; 331,950 on December 31-Note 4         -              33,195
 Common stock
      100,000,000 shares authorized at no
      par value; 51,796,737 issued and
      outstanding on March 31; 218,091 on
      December 31                                51,797                 218
 Capital in excess of par value              (1,306,788)         (1,777,612)
 Stock subscriptions received-Note 4            456,031                   -
 Accumulated deficit-Note 5                      (3,917)             (2,167)
   Total Stockholders' Deficiency              (802,877)         (1,746,366)
                                            $    67,083          $   76,833

 The accompanying notes are an integral part of these financial statements.

               O.T.S. HOLDINGS  INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2000 and 1999
   and the Period November 17, 1998 (date of inception) to March 31, 2000
                              Three Months Ended        Period
                                    Mar 31,     Mar 31,         Nov 17, 1998
                                     2000        1999         to Mar 31, 2000
REVENUES                            $     -    $      -      $       -

EXPENSES                               1,750          -            3,917

NET LOSS                            $ (1,750)  $      -      $    (3,917)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                             $    -   $      -

AVERAGE OUTSTANDING
   SHARES

        Basic                      8,758,590    218,091

The accompanying notes are an integral part of these financial statements.

                     O.T.S. HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2000 and 1999
and the period November 17, 1998 (date of inception) to
                        March 31, 2000
                                Three Months Ended               Period
                              Mar 31,        Mar 31,          Nov 17, 1998
                               2000           1999          to Mar 31, 2000
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)           $ (1,750)      $       -        $ (3,917)

Adjustments to reconcile
net loss to net cash
provided by operating
activities

   Amortization                 1,750              -            2,917
   Issuance of common stock
   for expenses                    -               -            1,000

      Net Cash From (Used)
      in Operations                -               -                -

CASH FLOWS FROM INVESTING
 ACTIVITIES

                                   -               -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES

                                   -               -                -

 Net Increase (Decrease) in Cash   -               -                -

 Cash at Beginning of Period       -               -                -

 Cash at End of Period        $    -         $     -        $       -

NON CASH OPERATING  ACTIVITIES

Issuance of 4,983 shares common stock for services - 1996     $    20,933
Issuance of 5,559,000 shares common stock for payment of debt
and expenses-2000                                             $   135,000
Issuance of 46,020,000 shares common stock for all stock of
Thin Film Battery, Inc.-2000                                  $     -

The accompanying notes are an integral part of these financial statements.

                     O.T.S. HOLDINGS,  INC.
                  NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION
The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,00,000 shares with no par value and authorized preferred stock of 10,000,000 shares with a par value of $0.10. On March 6, 2000 the par value of the common capital stock was changed to $.001. On January 4, 1988, the name was changed to "Graystone Ventures, Inc.", and on December 18, 1989 to "American Jet Holdings, Inc." On June 6, 1991, the name was changed to "O.T.S. Holdings , Inc" and on April 14, 2000 the name was changed to "Thin Film Battery, Inc." in connection with the acquisition of a company with the same name. See note 5

On March 6, 2000 the Company completed a reverse common stock split of 100 shares of outstanding stock for one share and on April 14, 2000 a forward common stock split of three shares for one share of outstanding stock.

This report has been prepared showing after stock split shares with a par value of $.001 from inception.

After 1995 the Company ceased all operations, lost its remaining assets, and became inactive until the acquisition shown in note 5.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On March 31, 2000, the Company had a net operating loss carry forward of $6,910,195. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The loss carryover expires in the years from 2001 through 2021.

On March 31, 2000 the subsidiary had a net operating loss carry forward of $3,917. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the subsidiary has no operations. The loss carryover expires in the year 2021.

Financial Instruments

The carrying amounts of financial instruments including the license agreement, and the accounts payable, are considered by management to be their estimated fair values.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principals of Consolidation

The consolidated financial statements shown in this report excludes the historical operating information of the parent, OTS Holdings Inc., prior to March 31, 2000 and includes the historical financial statements of the
subsidiary, Thin Film Battery, Inc.   All intercompany transactions have been
eliminated

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on December 31, 1999.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   LICENSE AGREEMENT

On November 1, 1999 the subsidiary, Thin Film Battery, Inc., acquired the license to manufacture and market a product known as thin film batteries. The terms of the license purchase was $70,000 of which $20,000 was paid on completion of the contract. $20,000 will be due on June 1, 2000 and $30,000 due on December 1, 2000, without interest. Royalties will be payable at the rate of 4% to 5% on sales.

The license is being amortized to expense over ten years.

4.  RETIREMENT OF PREFERRED CAPITAL STOCK

During February 2000 the Company completed an agreement to redeem all of the outstanding preferred capital stock, including the accrued interest payable to the date of the agreement, by the issuance of 32,876 common shares. On the date of this report the common shares had not been issued however management intends to complete the issuance during May 2000.

5.  ACQUISITION OF ALL OUTSTANDING STOCK OF THIN FILM BATTERY, INC.

On February 18, 2000, the Company, completed a tentative Agreement and Plan of Reorganization between the Company, and Thin Film Battery, Inc., which was
finalized on April 6, 2000, in a stock for stock exchange   in which the
former stockholders of Thin Film Battery Inc. received  46,020,000   post
split shares of the Company amounting to 99% of the outstanding stock of the Company.

Following the acquisition the name of the parent "OTS Holdings Inc.", was changed to "Thin Film Battery, Inc.". For reporting purposes, the acquisition was treated as an acquisition of the Company by, the subsidiary, Thin Film Battery Inc. (a reverse acquisition) and a recapitalization of OTS Holdings Inc. The historical operating statements prior to March 31, 2000 are those of the subsidiary. Good will was not recognized from the acquisition.

Thin Film Battery, Inc. was organized in the state of Nevada on November 17, 1998, for the purpose of manufacturing and marketing a thin film battery under a license agreement outlined in note 3.

6.  RELATED PARTY TRANSACTIONS

Related parties have acquired 99% of the common stock issued by the Company after the acquisition shown in note 5.

7.  BANKRUPTCY
On   April 23, 1997  the Company entered a petition in bankruptcy to clear its debt, however, on December 23, 1999, the court terminated the petition with no action because of a no asset report by the trustee.
The debts are being settled as outlined in note 9.

8.  GOING CONCERN

The Company has acquired an interest in a business opportunity which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital to pursue the planned activity.

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

9.  SUBSEQUENT EVENTS

Management has completed agreements to issue 19,829 shares of common capital
stock as payment for  $606,630 of the   accounts payable in the balance sheet.
$24,742 of the debt was assumed by a prior officer as part of an agreement in which he was issued stock. Management considers the remaining debt of $188,588 to be beyond the statute of limitations and legally uncollectible.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------


                 PRELIMINARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT"). SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE
ECONOMIC PERFORMANCE OF THE COMPANY.   ASSUMPTIONS RELATING TO THE FOREGOING
INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

          At this time, the Company is assessing which segments of this $34 Billion (1997) market are the most appropriate entry points for the proprietary Thinfilm technology.

         Simultaneously, the Company is assembling a capital budget for battery production.

         To date, the Company is holding discussions with potential major customers, and utilizing this information to refine the Company's plan.

         The Company has laid out a five phase program for the achievement of production. Phase one of this program was initiated in April of the year 2000, capping a research and development program that extends back at least five years.

         Continuation of the Company as a going concern in dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt that will enable the Company to continue operations for the coming year.

         The thin film battery is a solid state thin film lithium and lithium-ion battery that is less than 15 micrometers thick (less than 0.006"). These batteries have been developed from a decade of research by Dr. John Bates, President and Chief Technical Officer of the Company. The batteries can be deposited directly onto chips or chip packages in any share or size, and they can be recharged thousands of times. When fabricated on plastics or thin metal foils, they are quite flexible. The batteries have a wide range of uses as power sources for consumer products such as nonvolatile memory (CMOS) backup, smart cards and sensors and medical products such as implantable defibrilators and neural simulators.

          Thinnest physical structure that has ever been made by mankind.
          No other battery will withstand 280 degrees centigrade.
          Unlimited applications.
          Nearly unlimited recharge cycles.
          Could dominate a $50 Billion worldwide market.  It is estimated that by 2002, the world battery market could exceed $100 billion. Completely safe and environmentally friendly.
          Long shelf life; no measurable change after years of storage.

        Thin film lithium and lithium ion batteries are ideally suited for a variety of applications where power source is needed. They can be manufactured in any shape and size to meet the requirements of specific applications, and they can be fabricated directly onto chips, chip carriers or multichip module packages. By using the available space on a ceramic package or even a silicon die, the battery can provide the power required but occupy otherwise wasted space and add negligible mass. Applications will include:

          1.   Consumer Electronics:
                    Computer memory backup;
                    Cell phones and electronic information equipment; Radio frequency identification tags;
                    Smart Cards;
                    PCMC cards;
                    Distributed power for electronics;
                    Personal hazardous gas monitors;
                    MEMS-Microelectronmechanical systems, for example, micron sized valves and pumps.

          2.   Implantable Medical Devices:
                    Defibrillators;
                    Neural Stimulators;
                    Pacemakers;
                    Drug delivery systems.

          3.   Government Applications:
                    Unattended Miniature Sensors;
                    RF Identification tags (troop location);
                    Covert applications;
                    MEMS: Mobile insect sized devices for covert
                        operations.

Results of Operations.
----------------------

         The Company has had no operations during this reporting period.

          Cash assets were $0. Total current liabilities were $869,960 for the quarter ended March 31, 2000.

Liquidity.
----------

          The Company had no cash during the quarter ended March 31, 2000. The Company will need additional working capital to finance its planned activity.

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

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the two previous calendar years which are covered by the Financial Statements accompanying this Report.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-KSB Annual Report for the year ended December 31, 1999, which is incorporated herein by reference.
               Exhibits:
                    10   Tentative Agreement

          (b)  Reports on Form 8-K.

               8-K Current Report dated January 6, 2000, which is incorporated herein by reference.

               8-K Current Report dated April 7, 2000, which is incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THIN FILM BATTERY, INC.



Date: 5/22/2000                        By/s/John B. Bates
      ---------                        --------------------------------------
                                       John B. Bates
                                       President and Director