Form 10QSB
period 2000-06-30
THIN FILM BATTERY INC
filed 2000-08-16
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

   Class                     Outstanding as of June 30, 2000

Common stock , $0.001                51,851,384

                              INDEX
                                                       Page
PART I.                                                          Number

     ITEM 1.   Financial Statements (unaudited)                  3

               Consolidated Balance Sheets                       4
                June 31, 2000 and December 31, 1999

               Consolidated Statements of Operations
                For the three and six months ended June 30, 2000 5 and 1999 and the period from November 17, 1998 to June 30, 2000

               Consolidated Statements of Cash Flows
                For the six months ended June 30, 2000 and 1999 6 and the period from November 17, 1998 to June 30
                2000

               Notes to Financial Statements                     7

     ITEM 2.   Plan of Operations                               10

PART II

     ITEM 1.   Changes in Securities                            10

               Signatures                                    11

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying consolidated balance sheets of Thin Film Battery, Inc. and subsidiary ( development stage company) at June 30, 2000 and December 31 1999, and the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the period from November 17, 1998 to June 30, 2000, the consolidated statement of cash flows for the six months ended June 30, 2000 and 1999, and the period from November 17, 1998 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

              THIN FILM BATTERY, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                June 30, 2000 and December 31, 1999
                                               Jun 30,          Dec 31,
                                                2000              1999
ASSETS

CURRENT ASSETS

 Cash                                         $ 80,361        $        -
         Total Current Assets                   80,361                 -

EQUIPMENT-Net of accumulated depreciation       38,283                 -

OTHER ASSETS

    License agreement - net of amortization-
    Note 3                                    $  65,333        $       -
                                              $ 183,977        $       -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable-license agreement-Note 3        $  30,000        $       -
 Note payable-demand no interest-related party  201,100                -
 Accounts payable                                29,054        $       950

   Total Current Liabilities                    260,154                950

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par
      value; none issued and outstanding            -                  -
 Common stock
      100,000,000 shares authorized at $0.001
      par value; 51,851,384 issued and
      outstanding                                51,851              51,851
 Capital in excess of par value                 (32,801)            (52,801)
 Accumulated deficit-Note 4                     (95,227)                -
   Total Stockholders' Deficiency               (76,177)               (950)
                                            $   183,977          $      -

 The accompanying notes are an integral part of these financial statements.

               THIN FILM BATTERY INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Six Months Ended June 30, 2000 and 1999
   and the Period November 17, 1998 (date of inception) to June 30, 2000
                               Three Months    Six Months         Period
                            Jun 30,   Jun 30, Jun 30,  Jun 30,  Nov 17, 1998
                             2000      1999    2000     1999   to Jun 30, 2000
REVENUES                   $     -    $    -  $    -    $     -  $      -

EXPENSES                      92,310       -    95,227        -      95,227

NET LOSS                   $ (92,310) $    -  $(95,227) $     -  $  (95,227)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                  $     -            $    -

AVERAGE OUTSTANDING
   SHARES

        Basic                51,851,384       51,851,384

The accompanying notes are an integral part of these financial statements.

                THIN FILM BATTERY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 2000 and 1999
      and the period November 17, 1998 (date of inception) to
                           June 30, 2000
                              Jun 30,        Jun 30,          Nov 17, 1998
                               2000           1999          to Jun 30, 2000
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)           $(95,227)      $       -        $(95,227)

Adjustments to reconcile
net loss to net cash
provided by operating
activities

   Depreciation and
   amortization                 6,084              -            6,084
   Changes in accounts
   payable                     28,104              -           28,104

      Net Cash From (Used)
      in Operations           (61,039)             -          (61,039)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of equipment      (39,700)             -              -

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Payment on note payable-
   license                    (20,000)             -          (20,000)
   Proceeds of note payable-
   related party              201,100              -          201,100

 Net Increase in Cash          80,361              -           80,361

 Cash at Beginning of Period       -               -                -

 Cash at End of Period        $80,361         $    -        $  80,361

The accompanying notes are an integral part of these financial statements.

              THIN FILM BATTERY, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

On June 30, 2000, the Company had a net operating loss carry forward of $5,722,527. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The loss carryover expires in the years from 2001 through 2021.

On June 30, 2000 the subsidiary had a net operating loss carry forward of $95,227. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the subsidiary has no operations. The loss carryover expires in the year 2021.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.   LICENSE AGREEMENT

On November 1, 1999 the subsidiary, Thin Film Battery, Inc., acquired the license to manufacture and market a product known as thin film batteries. The terms of the license purchase was $70,000 of which $20,000 was paid on completion of the contract and $20,000 was paid on June 1, 2000. The balance of $30,000 is due on December 1, 2000, without interest. Royalties will be payable at the rate of 4% to 5% on sales.

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

These financial statements have been prepared as if the acquisition had been completed on December 31, 1999 including the issuance of the common stock in connection with the acquisition and therefore the December 31, 1999 financial statements have been restated.

Thin Film Battery, Inc. was organized in the state of Nevada on November 17, 1998, for the purpose of manufacturing and marketing a thin film battery under a license agreement outlined in note 3.

5.  RELATED PARTY TRANSACTIONS

Related parties have acquired 99% of the common stock issued by the Company after the acquisition shown in note 4.

6.  ISSUANCE OF COMMON STOCK

During January through June 2000 the Company issued the following restricted shares of common capital stock:

  Issued 839,875 shares for services
  Issued 4,740,796 shares for payment of debt of $1,180,021
  Issued 46,020,000 shares for the acquisition of all outstanding stock of
   "Thin Film Battery"
  Issued 32,976 shares for the retirement of 200,234 preferred shares and its accrued interest payable

7.  CONTINGENT LIABILITIES

During June 2000 the Company canceled 128,326 shares of its preferred stock, and its accrued interest payable, and returned the assets originally received because of misrepresentation.

The Company wrote off $89,017 of its debt because management considers it to be beyond the statute of limitations and legally uncollectible.

Item 2.   Plan of Operations.

Thin Film Battery, Inc. (subsidiary) was organized in the state of Nevada on November 17, 1998, for the purpose of manufacturing and marketing a thin film battery under a license agreement outlined in note 3 of the financial statements. The following comments outline the activity of the subsidiary, as the parent has not operations.

Results of Operations.
----------------------

During the second quarter ended June 30, 2000, the Company restructured to meet the business and marketing requirements of its business plan objectives. The Company focused on organizing, staffing and equipping its research and development center and establishing marketing and administrative support functions. No revenue was generated during this period.

The Company established a research and development center in Atlanta Georgia and the expenses paid for this quarter were primarily for salaries and recruiting fees in connection with that activity.

Liquidity and Capital Resources.
--------------------------------

The Company will need additional working capital to be successful in its planned activity and plans to increase it cash resources through a future private placement of stock. However, there can be no assurance that the Company will be successful in this effort..

                   PART II

Item 2.   Changes in Securities.

During January through June 2000 the Company issued the following restricted shares of common capital stock:

  Issued 839,875 shares for services
  Issued 4,740,796 shares for payment of debt of $1,180,021
  Issued 46,020,000 shares for the acquisition of all outstanding stock of
   "Thin Film Battery"
  Issued 32,976 shares for the retirement of 200,234 preferred shares and its accrued interest payable

During June 2000 the Company canceled 128,326 share of its preferred stock, and its accrued interest payable and returned the assets originally received because of misrepresentation.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       THIN FILM BATTERY, INC.



                                     By/s/Richard A. Hahn
                                       --------------------------------------
                                       Richard A. Hahn
                                       President
August 15, 2000