Form 10QSB
period 2000-09-30
THIN FILM BATTERY INC
filed 2000-11-14
CIK 830483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2000
                                     ---------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ------------

Commission File number      33-20344-LA
                       ----------------------

                             THIN FILM BATTERY, INC.
       ------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

        Colorado                                                  84-1077242
--------------------------------                            --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

 14251  Chambers  Road , Tustin, CA                                  92780
------------------------------------                        --------------------
(Address of principal executive offices)                           (Zip Code)

                                  714-730-7900
                        ---------------------------------
               Registrant's telephone number, including area code

                            O. T. S. HOLDINGS, INC.
            -------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

         Class                            Outstanding as of September  30, 2000
  ---------------------                  ---------------------------------------
  Common  Stock, $0.001                                  51,851,384





                                                      INDEX

                                                                                                  Page
                                                                                                  Number
                                                                                                  ------

PART I.
          ITEM 1.   Financial Statements (unaudited).................................................3

                    Consolidated Balance Sheets......................................................4
                       September 30, 2000 and December 31, 1999

                    Consolidated Statements of Operations
                       For  the three and nine  months  ended  September
                            30, 2000 and 1999 5 and the period from November 17, 1998 to September 30, 2000

                    Consolidated Statements of Cash Flows
                        For the nine months ended September 30, 2000 and 1999........................6 and the period from November 17, 1998  to Sepember 30, 2000

                    Notes to Financial Statements....................................................7

          ITEM 2.   Plan of Operations..............................................................10

PART II


 .
                    Signatures......................................................................10


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying consolidated balance sheets of Thin Film Battery, Inc.and subsidiary ( development stage company) at September 30, 2000 and December 31 1999, and the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period from November 17, 1998 to September 30, 2000, the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999, and the period from November 17, 1998 to September 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.




                        THIN FILM BATTERY, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                       September 30, 2000 and December 31, 1999

----------------------------------------------------------------------------------------


                                                                 Sept 30,      Dec 31,
                                                                  2000          1999
                                                                ---------    ---------
ASSETS

CURRENT ASSETS

   Cash                                                         $  85,737    $    --
                                                                ---------    ---------

         Total Current Assets                                      85,737         --
                                                                ---------    ---------

EQUIPMENT - Net of accumulated depreciation                       279,930         --
                                                                ---------    ---------

OTHER ASSETS
    License agreement - net of amortization -  Note 3              63,583         --
    Security deposits                                               8,823         --
                                                                ---------    ---------
                                                                   72,406         --
                                                                ---------    ---------

                                                                $ 438,073    $    --
                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Note payable - license agreement - Note 3                   $  30,000    $    --
   Note  and accrued interest payable - related party             609,434         --
   Accounts payable                                               153,166          950
                                                                ---------    ---------

       Total Current Liabilities                                  792,600          950
                                                                ---------    ---------

STOCKHOLDERS' EQUITY
    Preferred stock
      10,000,000 shares authorized at $0.10 par value;
      none issued and outstanding                                    --           --
   Common stock
       100,000,000 shares authorized at $.001 par value;
        51,851,384 issued and outstanding                          51,851       51,851
   Capital in excess of par value - Note 4                        (32,801)     (52,801)
    Accumulated deficit - Note 4                                 (373,577)        --
                                                                ---------    ---------

       Total Stockholders' Deficiency                            (354,527)        (950)
                                                                ---------    ---------

                                                                $ 438,073    $    --
                                                                =========    =========


                 The accompanying notes are an integral part of
                          these financial statements.





                                 THIN FILM BATTERY, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the Three and Nine Months Ended September 30,
                             2000 and 1999 and the Period November 17, 1998
                     (date of inception of development stage) to September 30, 2000
---------------------------------------------------------------------------------------------------------------



                                              Three Months                  Nine Months
                                       ----------------------------   ------------------------      Period
                                        Sept 30,         Sept 30,       Sept 30,     Sept 30,    Nov 17, 1998
                                          2000            1999           2000          1999     to Sept 30, 2000
                                       ------------    ------------   ------------   ---------   ------------

REVENUES                               $        -      $       -      $       -     $       -    $       -
                                       ------------    ------------   ------------   ---------   ------------

EXPENSES

     Administrative                         257,623             -          346,766         -          346,766
     Interest                                12,393             -           18,477         -           18,477
     Depreciation and amortization            5,668             -            8,334         -            8,334
                                       ------------    ------------   ------------   ---------   ------------
                                            275,684             -          373,577         -          373,577
                                       ------------    ------------   ------------   ---------   ------------

NET LOSS                               $   (275,684)    $       -     $   (373,577) $      -     $   (373,577)
                                       ============    ============   ============   =========   ============



NET PROFIT (LOSS) PER COMMON
   SHARE

        Basic                          $       -                      $       -
                                       ------------                   ------------

AVERAGE OUTSTANDING
   SHARES

        Basic                            51,851,384                     51,851,384
                                       ------------                   ------------








              The accompanying notes are an integral part of these
                             financial statements.



                        THIN FILM BATTERY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended September 30,
                        2000 and 1999 and the Period November
                 17, 1998 (date of inception ) to September 30, 2000

----------------------------------------------------------------------------------------------


                                                       Sept 30,    Sept 30,     Nov 17, 1998
                                                        2000        1999      to Sept  30, 2000
                                                      ---------   ---------   ----------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net profit (loss)                                 $(373,577)  $      -      $(373,577)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Depreciation and amortization                  18,477          -         18,477
         Changes in accounts payable                   160,550          -        160,550


         Net Cash From (Used) in Operations           (194,550)         -       (194,550)
                                                     ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES

         Security deposits                              (8,823)         -         (8,823)
          Purchase of equipment                       (291,990)         -       (291,990)
                                                      ---------    ---------    ---------
                                                      (300,813)         -       (300,813)
                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES

         Payment on note payable - license             (20,000)         -        (20,000)
          Proceeds of note payable - related party     601,100          -        601,100
                                                      ---------    ---------    ---------
                                                       581,100          -        581,100
                                                      ---------    ---------    ---------

   Net Increase in Cash                                 85,737          -         85,737

   Cash at Beginning of Period                             -            -            -
                                                      ---------    ---------    ---------

   Cash at End of Period                             $  85,737   $      -      $  85,737
                                                     ==========    =========    =========






                 The accompanying notes are an integral part of
                          these financial statements.

                     THIN FILM BATTERY, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     ORGANIZATION

The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,00,000 shares with no par value and authorized preferred stock of 10,000,000 shares with a par value of $0.10. On March 6, 2000 the par value of the common capital stock was changed to $.001. On January 4, 1988, the name was changed to "Graystone Ventures, Inc.", and on December 18, 1989 to "American Jet Holdings, Inc." On June 6, 1991, the name was changed to "O.T.S. Holdings , Inc" and on April 14, 2000 the name was changed to "Thin Film Battery, Inc." in connection with the acquisition of a company with the same name. See note 4

On March 6, 2000 the Company completed a reverse common stock split of 100 shares of outstanding stock for one share and on April 14, 2000 a forward common stock split of three shares for one share of outstanding stock.

This report has been prepared showing after stock split shares with a par value of $.001 from inception.

After 1995 the Company ceased all operations, lost its remaining assets, and became inactive until the acquisition shown in note 4.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On June 30, 2000, the Company had a net operating loss carry forward of $5,722,527. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use any of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The loss carryover expires in the years from 2001 through 2021.

On June 30, 2000 the subsidiary had a net operating loss carry forward of $373,577. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the subsidiary has no operations. The loss carryover will expire in the year 2021.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, equipment, the license agreement, and the accounts and notes payable, are considered by management to be their estimated fair values.

                     THIN FILM BATTERY, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


Estimates and Assumptions
-------------------------

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

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Principals of Consolidation
---------------------------

The consolidated financial statements shown in this report excludes the historical operating information of the parent, the former OTS Holdings Inc., prior to March 31, 2000 and includes the historical financial statements of the subsidiary, Thin Film Battery, Inc. All intercompany transactions have been eliminated

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

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

                     THIN FILM BATTERY, INC. AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------

On April 6, 2000 the Company completed an Agreement and Plan of Reorganization between the Company and Thin Film Battery, Inc., which provided for a stock for stock exchange, in which the former stockholders of Thin Film Battery Inc. received 46,020,000 post split shares of the Company amounting to 99% of the outstanding stock of the Company.

Following the acquisition the name of the parent "OTS Holdings Inc.", was changed to "Thin Film Battery, Inc.". For reporting purposes, the acquisition was treated as an acquisition of the Company by the subsidiary, Thin Film Battery Inc. (a reverse acquisition) and a recapitalization of the subsidiary. The historical operating statements prior to March 31, 2000 are those of the subsidiary. Good will was not recognized from the acquisition.

These financial statements have been prepared as if the acquisition had been completed on December 31, 1999 including the issuance of the common stock in connection with the acquisition and therefore the December 31, 1999 financial statements have been restated.

Thin Film Battery, Inc.(subsidiary) was organized in the state of Nevada on November 17, 1998, for the purpose of manufacturing and marketing a thin film battery under a license agreement outlined in note 3.

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

There could be claims against the Company resulting from the above actions by the Company.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


Thin Film Battery, Inc.(subsidiary) was organized in the state of Nevada on November 17, 1998, for the purpose of manufacturing and marketing a thin film battery under a license agreement outlined in note 3 of the financial statements. The parent company has no operations and therefore the following comments outline the activity of the subsidiary.

Results of Operations
---------------------

During the second quarter ended September 30, 2000, the Company restructured to meet the business and marketing requirements of its business plan objectives. The Company focused on organizing, staffing, and equipping its research and development center and establishing marketing and administrative support functions. No revenue was generated during this period.

The Company established a research and development center in Atlanta Georgia and the expenses paid for this quarter were primarily for salaries and recruiting fees in connection with that activity.


Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to be successful in its planned activity and plans to increase its cash resources through a future private placement of stock. However, there can be no assurance that the Company will be successful in this effort.

--------------------------------------------------------------------------------


                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                Thin   Film  Battery, Inc.
                                                [Registrant]


                                                /s/ Robert Pasquay
                                                -------------------------------
November 13, 2000