Form 10KSB
period 2000-12-31
THIN FILM BATTERY INC
filed 2001-05-03
CIK 830483

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2000
                                 -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  033-20344-LA
                                      ------------

                         Global Acquisition, Inc.
                         -----------------------
          (Name of Small Business Issuer in its Charter)

         COLORADO                                            84-1077242
-------------------------------                   --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           3046 E. Brighton Place
                         Salt Lake City, Utah 84121
                         --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 201-7635

                            THIN FILM BATTERY, INC.
                             14251 Chambers Road
                          Tustin, California 92780
                          ------------------------
      (Former name and former address, if changed since last Report)

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

     (1)   Yes X     No            (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent calendar year: December 31, 2000, $0.

     For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 3, 2001 - $1,461,768. There are approximately 899,550 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "established trading market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the present low bid price for these shares on the OTC Bulletin Board of the NASD.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     The Registrant filed bankruptcy proceedings on April 23, 1997, which were dismissed on December 23, 1999, by a No Asset Report of the Trustee. No other material action was taken during the pendency of these proceedings. See Part I, Item 3.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date:

                           May 3, 2001

                       Common - 5,831,503*

     *This computation takes into account a court ordered cancellation of 46,020,006 shares that were issued pursuant to an Acquisition Agreement and Plan of Reorganization between the Registrant and Thin Film Battery, Inc., a Nevada corporation ("Thin Film Battery"), that was rescinded on February 14, 2001. See the Registrant's 8-K, 8-KA-1 and 8-KA-2 Current Reports dated April 7, 2000, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference, Part III, Item 13.

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------

     See Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     December 31, 2000, to present.
     ------------------------------

     On March 2, 2000, Global Acquisition, Inc. (the "Company" or "Global Acquisition") effected a 100 for one reverse split of its outstanding common stock, while retaining its authorized capital and shares, and with appropriate adjustments to its capital accounts.

     A three for one forward split of its outstanding common stock was also effected on April 14, 2000, while also retaining its authorized capital and shares, and with appropriate adjustments to its capital accounts.

     All computations in this Report and the accompanying financial statements take these re-capitalizations into account.

     Mark Meriwether, our current sole director and executive officer, acquired approximately 137,865 shares of the Company's outstanding voting securities that represented approximately 75% of our outstanding common stock on or about January 6, 2000. See the Company's 8-K Current Report dated January 6, 2000, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III,
Item 13.

     The Company acquired all of the outstanding securities of Thin Film Battery on April 7, 2000, in exchange for shares of "restricted securities" (common stock)of the Company, and Thin Film Battery became the Company's wholly-owned subsidiary. On February 14, 2001, this acquisition was rescinded. See the Company's 8-K, 8-KA-1 and 8-KA-2 Current Reports dated April 7, 2000, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference, Part III,
Item 13.

     On April 17, 2001, the Company filed a Certificate of Amendment to its Certificate of Incorporation changing the name of the Company to "Global Acquisition, Inc."

     Inception through December 31, 1999.
     ------------------------------------

     Historical information from inception regarding the Company is contained under the heading "Business Development", Part I, Item 1, of the Company's 10-KSB Annual Report for the year ended December 31, 1999, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

Business.
---------

     The Company has had no material business operations since 1989. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders once the Board of Directors sets guidelines of industries in which the Company may have an interest; or the Company may seek funding to commence selected business operations.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company, at which time it will adopt a business plan.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

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

     Mark Meriwether, the President and sole director of the Company, filed legal action against Thin Film Battery and all of the former stockholders of Thin Film Battery seeking rescission of the acquisition of Thin Film Battery in the Third Judicial District Court of Salt Lake County, Utah, in Civil Action No. 010901926. A Recission Agreement had been previously been executed and delivered to the Company by Thin Film Battery, and this acquisition was rescinded by an order of the court entered on stipulation of the parties. See the Company's 8-K, 8-KA-1 and 8-KA-2 Current Reports dated April 7, 2000, Part III, Item 13.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

     A 100 for one reverse split of the Company's outstanding common stock was effected on March 2, 2000, by written consent of Mark Meriwether, the Company's President and sole director, who owned in excess of a majority of the outstanding voting securities (75%) of the Company.

     A three for one forward split of the Company's outstanding common stock was also effected on April 14, 2000, by written consent of Mr. Meriwether.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     There has never been any "established trading market" for shares of common stock of the Company. The common stock of the Company is presently quoted on the OTC Bulletin Board of the NASD under the symbol "GACI" as reflected below. No assurance can be given that any market for the Company's common stock will develop in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1999 and each quarter of the year ended December 31, 2000, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

March 31, 1999                          .005                .005

June 30, 1999                           .02                 .005

September 30, 1999                      .021                .01

December 31, 1999                       .0125               .01

March 22, 2000                          .075                .01

March 22, 2000 through
March 31, 2000 (1 for 100 rev split)   2.00                2.00

April 20, 2000                         6.00                2.00

April 24, 2000 through
June 30, 2000 (3 for 1 for split)      7.00                1.00

September 30, 2000                     5.00                3.00

December 31, 2000                      3.125                .3125


Recent Sales of Restricted Securities.
--------------------------------------

     The following "restricted securities" have been sold by the Company during the past three years:

Common Stock Issued for       Number of Shares Sold         Consideration
-----------------------       ---------------------         -------------

Services-2000                        495,000                   $31,470

Expenses-2000                        339,365                   $23,730

Settlement of Debt-2000            4,740,796                  $174,490

Retirement of Preferred stock-2000    38,851                   $33,195

Holders.
--------

     The number of record holders of the Company's common stock as of May 3, 2001, was approximately 417; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

     The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders once the Board of Directors sets guidelines of industries in which the Company may have an interest; or the Company may seek funding to commence selected business operations.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company, at which time it will adopt a business plan.

Results of Operations.
----------------------

     The Company had no revenues or operations during fiscal 2000 or 1999, with accrued expenses for interest of $31,347 and $26,123, respectively, and $115,130 in 2000 for Administrative expenses resulting in losses of ($141,253) and ($31,347) in these years.

     The Company had no cash assets, with current liabilities of $46,680 for the year ended December 31, 2000.

     A principal stockholder of the Company contributed $15,000 for expenses during fiscal 2000.

Liquidity.
----------

     The Company had no cash or liquid resources during fiscal year 2000 or 1999, and expenses were paid by an advance of $15,000 by a principal stockholder during fiscal 2000.

Item 7.  Financial Statements.
-----------------------------

For the years ended December 31, 2000 and 1999.

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statement of Changes in Stockholders' Equity

     Statements of Cash Flows

     Notes to the Financial Statements

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants
941 East 3300 South, Suite 202
Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA
Telephone 801 486-0096
Fax 801 486-0098

Board of Directors
Global Acquisitions, Inc.
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Global Acquisitions, Inc. (development stage company) at December 31, 2000 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period from January 1, 1996 (date of inception of development stage) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in
all material respects, the financial position of    Global Acquisitions, Inc.
at December 31, 2000, and the results of operations, and cash flows for the years ended December 31, 2000 and 1999 and the period from January 1, 1996 (date of inception of development stage) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


May 4, 2001                                 s/Andersen Andersen and Strong
Salt Lake City, Utah

                   GLOBAL ACQUISITIONS, INC.
                           BALANCE SHEET
                         December 31, 2000


ASSETS
CURRENT ASSETS

 Cash                                                           $     -

         Total Current Assets                                   $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party                            $ 38,450
 Accounts payable                                                  8,230

     Total Current Liabilities                                    46,680

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par value;
      non issued and outstanding                                      -
 Common stock
       100,000,000 shares authorized at $.001 par value;
       5,831,503 issued and outstanding                            5,831
 Capital in excess of par value                                5,716,058
    Accumulated deficit - Note 1                              (5,768,569)

   Total Stockholders' Deficiency                                (46,680)

                                                             $        -

 The accompanying notes are an integral part of these financial statements.

                    GLOBAL ACQUISITIONS, INC.
                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2000 and 1999 and the Period
 January 1, 1996 (date of inception of development stage) to December 31, 2000
                                                               Period
                                    Dec 31,       Dec 31,    Jan 1, 1996
                                     2000          1999     to Dec 31, 2000
REVENUES                           $         -     $        -  $        -


EXPENSES

   Administrative                      115,130              -     115,130
   Interest expense                     26,123         31,347     340,159

NET LOSS - before other income and
expense                               (141,253)       (31,347)   (455,289)

OTHER INCOME AND EXPENSE

   Loss of assets                            -              -  (4,608,767)
   Settlement of debt                1,615,082              -   1,615,082

NET PROFIT (LOSS)                  $ 1,473,829      $ (31,347)$(3,448,974)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                                $ .38        $  (.14)

AVERAGE OUTSTANDING
   SHARES

        Basic                        3,866,491        217,491

The accompanying notes are an integral part of these financial statements.

                    GLOBAL ACQUISITIONS, INC.
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
       Period January 1, 1996 (date of inception of development stage) to
                        December 31, 2000
______________________________________________________________________________
                    Preferred Stock   Common Stock    Excess of   Accumulated
                    Shares   Amount  Shares   Amount  Par Value     Deficit
Balance
January 1, 1996     331,950  $ 33,195 202,542  $  202 $5,422,869  $(2,319,595)

Issuance of
common stock
for services at
$4.20-1996              -         -    14,949      15     20,918           -

Net operating
loss for the year
ended December 31,
1996                    -         -       -       -          -
(4,748,837)

Net operating loss
for the year ended
December 31, 1997       -         -       -       -          -       (111,272)

Net operating loss
for the year ended
December 31, 1998       -         -       -       -          -        (31,347)

Net operating loss
for the year ended
December 31, 1999       -         -       -       -          -        (31,347)

Balance
December 31, 1999     331,950 $33,195 217,491  $  217 $5,443,787  $(7,242,398)

Issuance of common
stock for services
at $.063                  -       -   495,000     495     30,975            -

Issuance of common
stock for expenses
at $.07                   -       -   339,365     339     23,391            -

Issuance of common
stock for settlement
of debt at $.037          -       - 4,740,796   4,741    169,749            -

Issuance of common
stock for retirement
of preferred stock   (331,950)(33,195) 38,851      39     33,156            -

Contributions to
capital - expenses        -       -       -       -       15,000            -

Net operating profit
for the year ended
December 31, 2000         -       -       -       -          -      1,473,829

Balance
December 31, 2000         -  $    - 5,831,503 $ 5,831$ 5,716,058  $(5,768,569)

The accompanying notes are an integral part of these financial statements.

                     GLOBAL ACQUISITIONS,  INC.
                     STATEMENTS OF CASH FLOWS
For the  Years Ended December 31, 2000  and 1999 and the period
January 1, 1996 (date of inception of development stage) to December 31, 2000
                                                               Period
                                    Dec 31,       Dec 31,    Jan 1, 1996
                                     2000          1999     to Dec 31, 2000
CASH FLOWS FROM
 OPERATING ACTIVITIES


 Net profit (loss)                 $ 1,473,829     $ (31,347)     (3,448,974)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities

    Change in accounts payable          71,053        31,347         362,481
    Issuance of common stock for
     expenses And contribution
     to capital for expenses            70,200           -            91,133
    Loss of assets                           -           -         4,608,767
    Gain on settlement of debt      (1,615,082)          -        (1,615,082)

          Net Cash From (Used)
          in Operations                      -           -                 -

CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -           -                 -

CASH FLOWS FROM FINANCING
 ACTIVITIES                                  -           -                 -

 Net Increase (Decrease) in Cash             -           -                 -

 Cash at Beginning of Period                 -           -                 -

 Cash at End of Period                $      -     $     -         $       -


NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of  14,949 shares common stock for services - 1996     $  20,933
Issuance of  834,365 shares common stock for services and
expenses - 2000                                                    55,200
Contribution to capital - expenses                                 15,000

The accompanying notes are an integral part of these financial statements.

                   GLOBAL ACQUISITIONS,  INC.
                  NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,00,000 shares with no par value and authorized preferred stock of 10,000,000 shares with a par value of $0.10. On June 6, 1991, the name was changed to "O.T.S. , Holdings , Inc." and on April 17, 2001 the name was
changed to "Global Acquisitions, Inc."       On March 6, 2000 the   authorized
common stock was changed to a par value of $.001

Since inception, the Company has completed several acquisitions in connection with three reverse stock splits resulting in its present capitalization.

This report has been prepared showing the name change and the after stock split shares with a par value of $.001 from inception.

After 1995 the Company became inactive and is considered to be in the development stage after that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2000, the Company had accumulated net operating losses of $5,716,058 however the loss will not be available for carryover since there are no assets and there has been a substantial change in its stockholders.

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

Financial Instruments

The carrying amounts of financial instruments, including the accounts payable, are considered by management to be their estimated fair values.

                    GLOBAL ACQUISITIONS,  INC.
            NOTES TO FINANCIAL STATEMENTS - continued

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

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  RELATED PARTY TRANSACTIONS

Securities on hand on December 31, 1999 consisted of 8,660,000 shares of CEC. and during January 2000, the stock was traded to a related party for the assumption of debt.

Related parties will have acquired 85% of the common stock issued by the Company after the events shown in note 6.

4.  BANKRUPTCY

On   April 23, 1997  the Company entered a petition in bankruptcy to clear its debt, however, on December 23, 1999, the court terminated the petition with no action because of a no asset report by the trustee.

5.  GOING CONCERN

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

                    GLOBAL ACQUISITIONS,  INC.
            NOTES TO FINANCIAL STATEMENTS - continued



6.   RECISSION OF ACQUISITION OF  SUBSIDIARY

On February 18, 2000, the Company acquired all of the outstanding stock of "Thin Battery, Inc"., a Nevada corporation through a stock for stock agreement.

On February 14, 2001 the acquisition of Thin Film Battery, Inc. (subsidiary) was mutually rescinded and the stock issued in connection with the acquisition was returned to the Company and canceled.

This report has been prepared   showing the rescission of  the acquisition
retroactively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

     On October 27, 2000, the Company engaged Corbin & Wertz, Certified Public Accountants, to be its auditors, replacing Andersen, Andersen & Strong. See the Company's 8-K Current Report dated October 27, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference, Part III, Item 13.

     Andersen, Andersen & Strong was reinstated as the Company's Certified Public Accountants replacing Corbin & Wertz on November 6, 2000. See the Company's 8-K Current Report dated November 6, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference, Part III, Item 13.

     There were no disagreements between these accountants and the Company. The change in accountants was in connection with the Thin Film Battery acquisition and rescission.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ended December 31, 2000, and to the date of this Report, and the period or periods during which each such director or executive officer has served in his respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held              Designation        or Resignation
   ----              -----------          -----------       --------------

John B. Bates         President             4/17/00             2/14/01
                      Director              4/17/00             2/14/01

Robert G. Pasquaye    Secretary             4/17/00             2/14/01
                      Treasurer             4/17/00             2/14/01
                      Director              4/17/00             2/14/01

Mark Meriwether       President             2/14/01                *
                      Director              2/14/01                *
                      Secretary             2/14/01                *

          * This person presently serves in the capacities indicated opposite his name, and served in these capacities from January 6, 2000, until April 17, 2000.

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

Business Experience.
--------------------

     Mark Meriwether. Mr. Meriwether is 44 years of age, and for the past eighteen years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     To the knowledge of management, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No securities of the Company are registered pursuant to Section
12(g) of the Securities Exchange Act of 1934, as amended, and the Company files reports under Section 15(d) of this Act; accordingly, directors, executive officers and 10% stockholders are not required to make filings under
Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark         12/31/99    0     0     0         0           0      0       0
Meriwether   12/31/00    0     0     0         0           0      0       0
President
Sec'y/
Treasurer
Director

Gerald       12/31/99    0     0     0         0           0      0       0
Levine       12/31/00    0     0     0         0           0      0       0
President
and Director

Marie Levine 12/31/99    0     0     0         0           0      0       0
Sec'y/       12/31/00    0     0     0         0           0      0       0
Treasurer

John B.      12/31/00    0     0     0         0           0      0       0
Bates
President
and Director

Robert G.    12/31/00    0     0     0         0           0      0       0
Pasquaye
Sec'y/
Treasurer
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2000, or 1999, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of December 31, 2000, and to the date hereof:

                                            Number and Percentage
                                         of Shares Beneficially Owned
                                         ----------------------------

Name and Address                    12/31/00(1)         Currently(2)
----------------                    -----------         ------------

Omni International Ltd.          21,000,000 - 40.5%      ---0---
8/F Chiap Lee Comm Bldg 27
Ashley Road
Tsimshatsui, Kowloon
Hong Kong

Price Equity Ltd.                15,000,000 - 28.9%      ---0---
1108 Albion Plaza 1-6
Granville Road
Tsimshatsui, Kowloon
Hong Kong

Smart Concept Technology          9,000,000 - 17.4%      ---0---
Unit 618 6/F Peninsula Centre
67 Mody Road
Tsimshatsui, Kowloon
Hong Kong

Mark Meriwether                     649,130 -  1.3%     4,931,953 - 84.6%
3046 East Brighton Place
Salt Lake City, Utah 84121

     (1) Percentages are based on 51,851,509 shares of common stock outstanding, prior to the rescission of the Thin Film Battery acquisition.

      (2) Percentages are based on 5,831,503 shares of common stock outstanding, after the rescission of the Thin Film Battery acquisition.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2000, and to the date hereof:

                                             Number and Percentage
                                          of Shares Beneficially Owned
                                          ----------------------------

Name and Address                    12/31/00(1)            Currently(2)
----------------                    -----------            ------------

Mark Meriwether                     649,130 - 1.3%      4,931,953 - 84.6%
3046 East Brighton Place
Salt Lake City, Utah 84121

John B. Bates                      1,000,002 - 1.9%          ---0---
1624 Kinsmon Lane
Marietta, GA 30062

Robert G. Pasquay                   10,002 - .019%           ---0---
3 Yankee
Irvine, CA 92620

     (1) Percentages are based on 51,851,509 shares of common stock outstanding, prior to the rescission of the Thin Film Battery acquisition.

      (2) Percentages are based on 5,831,503 shares of common stock outstanding, after the rescission of the Thin Film Battery acquisition.

Changes in Control.
-------------------

     Following the rescission of the Thin Film Battery acquisition, Mr. Meriwether became the controlling stockholder of the Company, which he was prior to the completion of the Thin Film Battery acquisition. See the Company's 8-K, 8-KA-1 and 8-KA-2 Current Reports dated April 7, 2000, Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below under Part I, Item 1, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          8-K Current Report dated January 6, 2000.

          8-K Current Report dated April 7, 2000.

         8-KA-1 Current Report dated April 7, 2000

          8-KA-2 Current Report dated April 7, 2000

          8-KA-3 Current Report dated April 7, 2000

          8-K Current Report dated October 27, 2000.

          8-K Current Report dated November 6, 2000.


                                                   Exhibit
Exhibits*                                          Number
Number                                             ------
------
          (i)

          None.

          (ii)                                 Where Incorporated
                                                 In This Report
                                                 --------------

10-KSB for the year ended December 31, 1999       Part 1, Item 1

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

                              GLOBAL ACQUISITION, INC.


Date: 5/3/01                  By/s/Mark Meriwether
                                   Mark Meriwether, President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              GLOBAL ACQUISITION, INC.


Date: 5/3/01                  By/s/Mark Meriwether
                                   Mark Meriwether, President and Director