Form 10QSB
period 2001-03-31
GLOBAL ACQUISITION INC
filed 2001-05-11
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 033-20344-LA
                                            ------------

                           GLOBAL ACQUISITION, INC.
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of March 31, 2001

Common stock , $0.001                5,831,503

                              INDEX
                                                                 Page
PART I.                                                          Number

     ITEM 1.   Financial Statements (unaudited)                  3

               Balance Sheets                                    4
                March 31, 2001 and December 31, 2000

               Statements of Operations
                For the three months ended March 31, 2001        5
                and 2000 and the period from January 1, 1996
                to March 31, 2001

               Statements of Cash Flows
                For the three months ended March 31, 2001 and    6
                2000 and the period from January 1, 1996 to March 31, 2001

               Notes to Financial Statements                     7

     ITEM 2.   Plan of Operations                               10

PART II

               Signatures                                       11

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying consolidated balance sheets of Global Acquisitions, Inc. (development stage company) at March 31, 2001 and the statement of operations and the statement of cash flows for the three months ended March 31, 2001 and 2000 and the period January 1, 1996 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                      GLOBAL ACQUISITIONS, INC.
                           BALANCE SHEETS
                           March 31, 2001


ASSETS
CURRENT ASSETS

 Cash                                                           $     -

         Total Current Assets                                   $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party                            $ 41,971
    Accounts payable                                               8,230

     Total Current Liabilities                                    50,201

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par value;
      non issued and outstanding                                      -
 Common stock
       100,000,000 shares authorized at $.001 par value;
       5,831,503 issued and outstanding                            5,831
 Capital in excess of par value                                5,716,058
    Accumulated deficit - Note 1                              (5,768,569)

   Total Stockholders' Deficiency                                (50,201)

                                                             $        -

 The accompanying notes are an integral part of these financial statements.

                    GLOBAL ACQUISITIONS, INC.
                    STATEMENTS OF OPERATIONS
      For the Three Months Ended March 31, 2001 and 2000 and the Period
 January 1, 1996 (date of inception of development stage) to March 31, 2001
                                                               Period
                                    Mar 31,       Mar 31,    Jan 1, 1996
                                     2001          2000     to Mar 31, 2001
REVENUES                           $         -     $        -  $        -


EXPENSES

   Administrative                            -         54,400     115,130
   Interest expense                          -         26,123     340,159

NET LOSS - before other income and
expense                                      -        (80,523)   (455,289)

OTHER INCOME AND EXPENSE

   Loss of assets                            -              -  (4,608,767)
   Settlement of debt                        -        412,726   1,615,082

NET PROFIT (LOSS)                  $         -     $ 332,203  $(3,448,974)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                                $   -        $   .16

AVERAGE OUTSTANDING
   SHARES

        Basic                        5,831,503      2,088,640

The accompanying notes are an integral part of these financial statements.

                     GLOBAL ACQUISITIONS,  INC.
                     STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000 and the period
January 1, 1996 (date of inception of development stage) to March 31, 2001
                                                               Period
                                    Mar 31,       Mar 31,    Jan 1, 1996
                                     2001          2000     to Mar 31, 2001
CASH FLOWS FROM
 OPERATING ACTIVITIES


 Net profit (loss)                 $         -    $  322,203     (3,448,974)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities

    Change in accounts payable               -        90,523         364,156
    Issuance of common stock for
     expenses And contribution
     to capital for expenses                 -           -            91,133
    Loss of assets                           -           -         4,608,767
    Gain on settlement of debt               -      (412,726)     (1,615,082)

          Net Cash From (Used)
          in Operations                      -           -                 -

CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -           -                 -

CASH FLOWS FROM FINANCING
 ACTIVITIES                                  -           -                 -

 Net Increase (Decrease) in Cash             -           -                 -

 Cash at Beginning of Period                 -           -                 -

 Cash at End of Period                $      -     $     -         $       -


NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of  14,949 shares common stock for services - 1996     $  20,933
Issuance of  834,365 shares common stock for services and
expenses - 2000                                                    55,200
Contribution to capital - expenses                                 15,000

The accompanying notes are an integral part of these financial statements.

                   GLOBAL ACQUISITIONS,  INC.
                  NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,000,000 shares with no par value and authorized preferred stock of 10,000,000 shares with a par value of $0.10. On June 6, 1991, the name was changed to "O.T.S. , Holdings , Inc." and on April 17, 2001 the name was
changed to "Global Acquisitions, Inc."   On March 6, 2000 the authorized
common stock was changed to a par value of $.001

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

Income Taxes

On March 31, 2001, the Company had accumulated net operating losses of $5,716,058 however the loss will not be available for carryover since there are no assets and there has been a substantial change in its stockholders.

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

3.  RELATED PARTY TRANSACTIONS

Related parties will have acquired 85% of the common stock issued by the Company.

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

Item 2.   Plan of Operation.
----------------------------

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

Results of Operations.
----------------------

     The Company had no revenues or operations during the quarter ended March 31, 2001 or 2000, with accrued expenses for interest of $0 and $26,123, respectively, and $0 and $54,400 for administrative expenses resulting in profits of $0 and $332,203 in the respective quarters ended March 31, 2001 and 2000.

     The Company had no cash assets, with current liabilities of $50,201, for the quarter ended March 31, 2001.

     A principal stockholder of the Company contributed $15,000 for expenses during fiscal 2000 and an additional $3,512 during the quarter ended March 31, 2001.

Liquidity.
----------

     The Company had no cash or liquid resources during the quarters ended March 31, 2001 and 2000, and expenses were paid by an advance of $15,000 by a principal stockholder during fiscal 2000, and an additional advance of $3,512 during the quarter ended March 31, 2001.

     The Company will need additional working capital to be successful in its planned activities.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K/A Current Report dated April 7, 2000, filed with the Securities and Exchange Commission on February 14, 2001.

               8-K/A Current Report dated April 7, 2000, filed with the Securities and Exchange Commission on May 8, 2001.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       GLOBAL ACQUISITIONS, INC.



Date: 5/11/01                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President