Form 10QSB
period 2001-09-30
GLOBAL ACQUISITION INC
filed 2001-11-19
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of September 30, 2001

Common stock , $0.001                5,831,503

                              INDEX
                                                                 Page
PART I.                                                          Number

     ITEM 1.   Financial Statements (unaudited)                     3

               Balance Sheets                                       4
                September 30, 2001 and December 31, 2000

               Statements of Operations
                For the three and nine months ended September 30,   5
                2001 and 2000 and the period from January 1, 1996
                to September 30, 2001

               Statements of Cash Flows
                For the three and nine months ended Setpember 30,   6
                2001 and 2000 and the period from January 1, 1996 to September 30, 2001

               Notes to Financial Statements                        7

     ITEM 2.   Plan of Operations                                   9

PART II

               Signatures                                          10

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying balance sheet of Global Acquisitions, Inc. (development stage company) at September 30, 2001 and the statement of operations and the statement of cash flows for the three and nine months ended September 30, 2001 and 2000 and the period January 1, 1996 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                      GLOBAL ACQUISITIONS, INC.
                           BALANCE SHEETS
              September 30, 2001 and December 31, 2000
                                                   Sept. 30,     Dec. 31,
                                                    2001           2000

ASSETS
CURRENT ASSETS

 Cash                                            $     -        $     -

         Total Current Assets                    $     -        $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party             $  45,780      $  38,450
    Accounts payable                                 4,915          8,230

     Total Current Liabilities                      50,695         46,680

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par
      value; non issued and outstanding                -              -
 Common stock
      100,000,000 shares authorized at $.001 par
      value; 5,831,503 issued and outstanding        5,831          5,831
 Capital in excess of par value                  5,716,058      5,716,058
    Accumulated deficit - Note 1                (5,772,584)    (5,768,569)

   Total Stockholders' Deficiency                  (50,695)       (46,680)

                                                  $    -         $    -

 The accompanying notes are an integral part of these financial statements.

                    GLOBAL ACQUISITIONS, INC.
                    STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2001 and 2000 and the Period
January 1, 1996 (date of inception of development stage) to September 30, 2001
                      Three Months Ended  Nine Months Ended       Period
                         September 30,        September 30,     Jan 1, 1996
                      2001          2000  2001        2000   to Sept. 30, 2001
REVENUES              $         -  $      -  $      - $      -   $       -

EXPENSES

   Administrative           2,700         -     4,015  110,930     116,445
   Interest expense             -         -         -   26,123     342,859

NET LOSS - before
other income and
expense                    (2,700)        -    (4,015)(137,053)   (459,304)

OTHER INCOME AND EXPENSE

   Loss of assets               -         -         -          -  (4,608,767)
   Settlement of debt           -         -         -  1,615,082   1,615,082

NET PROFIT (LOSS)         $(2,700) $      - $  (4,015)$1,478,029 $(3,452,989)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                 $     -  $      - $       - $      .25

AVERAGE OUTSTANDING
   SHARES

        Basic (stated in
        1000's)             5,831     5,831       5,831    5,831

The accompanying notes are an integral part of these financial statements.

                     GLOBAL ACQUISITIONS,  INC.
                     STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000 and the period January
1, 1996 (date of inception of development stage) to September 30, 2001
                                         Nine Months Ended       Period
                                           September 30,        Jan 1, 1996
                                          2001        2000   to Sept. 30, 2001
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                         $(4,015)  $ 1,478,029 $ (3,452,989)

 Adjustments to
 reconcile net loss to
 net cash provided by
 operating activities

    Change in accounts
    payable                                  4,015       137,053      368,171

    Issuance of common
    stock for expenses
    And contribution
    to capital for expenses                      -             -       91,133
    Loss of assets                               -             -    4,608,767

    Gain on settlement of debt                   -    (1,615,082)  (1,615,082)

          Net Cash From (Used)
          in Operations                          -             -            -


CASH FLOWS FROM INVESTING
 ACTIVITIES                                      -             -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES                                      -             -            -

Net Increase (Decrease) in cash                  -             -            -

Cash at Beginning of Period                      -             -            -

Cash at End of Period                        $   -         $   -      $     -

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of  14,949 shares common stock for services - 1996     $  20,933
Issuance of  834,365 shares common stock for services and
expenses - 2000                                                    55,200

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

Income Taxes

On September 30, 2001, the Company had a net operating loss available for carryover of $4,015. The tax benefit of approximately $1,204 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2002.

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

Related parties have made non interest bearing loans to the Company of $45,780.

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

Results of Operations.
----------------------

     The Company had no revenues or operations during the nine months ended September 30, 2001 or 2000, with accrued expenses for interest of $0 and $26,123, respectively, and $4,015 and $110,930 for administrative expenses resulting in a loss of ($4,015) and a gain of $1,478,029 from a settlement of debt in the respective quarters ended September 30, 2001 and 2000.

     The Company had no cash assets, with current liabilities of $50,695, for the quarter ended September 30, 2001.

     A principal stockholder of the Company contributed $45,780 for expenses.

Liquidity.
----------

     The Company had no cash or liquid resources during the quarter ended September 30, 2001, and expenses were paid by an advance by a principal stockholder.

     The Company will need additional working capital to be successful in its planned endeavors.

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

Item 5.   Other Information.
----------------------------

          On October 12, 2001, the Company effected a 20 for 1 stock dividend of its common voting stock. Prior to or simultaneously with the distribution of the dividend, Mark Meriwether, the Company's President, canceled 2,000,000 pre-split shares of the Company's common stock as a contribution to capital.

         On October 1, 2001, The Company announced that an Agreement had been agreed upon for the acquisition of all of the outstanding stock of Standard American Oil by Global Acquisition. This Agreement has not yet been closed, and negotiations are continuing.

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

                                       GLOBAL ACQUISITIONS, INC.



Date: 11/19/01                         By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President