Form 10KSB
period 2001-12-31
GLOBAL ACQUISITION INC
filed 2002-04-15
CIK 830483

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                             FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2001
                                 -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  033-20344-LA
                                      ------------

                         Oak Ridge Micro-Energy, Inc.
                         ----------------------------
               (Name of Small Business Issuer in its Charter)

           COLORADO                                      84-1077242
           --------                                      ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            74 Rolling Links Blvd.
                         Oak Ridge, Tennessee 37830
                         --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (865) 590-0458

                            GLOBAL ACQUISITION, INC.
                             3046 E. Brighton Place
                           Salt Lake City, Utah 84121
                           --------------------------
      (Former name and former address, if changed since last Report)

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

     (1)   Yes X     No            (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent calendar year: December 31, 2001, $0.

     For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 15, 2002 - $4,558,480. There are approximately 11,396,200 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "established trading market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of the present low bid price for these shares on the OTC Bulletin Board of the NASD.

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

                               April 15, 2002

                           Common - 78,879,078


                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

     See Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     January 1, 2000, to present.
     ---------------------------

     On March 2, 2000, we ("Oak Ridge Micro-Energy, Inc." [the "Company" or "Oak Ridge," and "we," "our," "us" and similar words of import]) effected a 100 for one reverse split of our outstanding common stock, while retaining our authorized capital and shares, and with appropriate adjustments to our capital accounts.

     A three for one forward split of our outstanding common stock was also effected on April 14, 2000, while also retaining our authorized capital and shares, and with appropriate adjustments to our capital accounts.


     Mark Meriwether, our former sole director and executive officer, acquired approximately 137,865 shares of our outstanding voting securities that represented approximately 75% of our outstanding common stock on or about January 6, 2000. See our 8-K Current Report dated January 6, 2000, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

     We acquired all of the outstanding securities of Thin Film Battery, Inc., a Nevada corporation ("Thin Film Battery"), on April 7, 2000, in exchange for shares of our "restricted securities" (common stock), and Thin Film Battery became our wholly-owned subsidiary. On February 14, 2001, this acquisition was rescinded. See our 8-K, 8-KA-1 and 8-KA-2 Current Reports respectively dated April 7, 2000, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference, Part III,
Item 13.

     On April 17, 2001, we filed a Certificate of Amendment to our Certificate of Incorporation changing our name to "Global Acquisition, Inc."

     We awarded a dividend of 20 shares of our stock for each one share of stock owned on October 12, 2001; and Mark Meriwether, our then sole officer and director, delivered 2,000,000 pre-dividend shares that were owned by him to our transfer agent, Colonial Stock Transfer, for cancellation.

     All computations in our Report and the accompanying financial statements take these re-capitalizations into account.

Events Subsequent to December 31, 2001.
---------------------------------------

    Effective as of January 15, 2002, we acquired all of the outstanding securities of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada"), from its sole stockholder, John B. Bates, Ph.D., in a forward triangular merger between our newly formed wholly-owned subsidiary and Oak Ridge Nevada and pursuant to which Oak Ridge Nevada became our wholly-owned subsidiary. The shares of issued and outstanding common stock of Oak Ridge Nevada were converted into and exchanged for 23,049,018 shares of our common stock, or approximately 29% of our post-acquisition outstanding securities, taking into account the cancellation of 22,750,000 shares of our common stock that were owned by Mark Meriwether, our President and sole pre-acquisition director and executive officer. See our 8-K/A-2 Current Report dated January 15, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

     Oak Ridge Nevada owned the rights to acquire a license from Oak Ridge National Laboratory ("ORNL"), a multi-program service and technology laboratory managed by UT Battelle LLC for the U.S. Department of Energy (the "ORNL License Option"). Oak Ridge Nevada's license pertained to electrically and solar rechargeable thin-film lithium batteries that were discovered and invented by Dr. John B. Bates and his research team at ORNL. Compared to a conventional coin-cell battery that is several millimeters thick, thin-film batteries are less than 15 micrometers thick (0.0006 inches), or about the thickness of Saran Wrap.

     Dr. Bates was employed by ORNL for nearly 30 years and left ORNL recently to form Oak Ridge Nevada with a plan to commercialize these batteries. We intend that our business operations will encompass these endeavors.

     Dr. Bates invented or co-invented 12 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the year; the 1996 R&D 100 Award (Thin-Film Battery) ORNL, Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

     The target markets for thin-film batteries include: semiconductor and computer manufacturers, radio frequency tags, sensors, implantable medical devices, inventory control, military and government national security needs. The license and patents from ORNL will satisfy these markets.

     On February 13, 2002, we changed our name to "Oak Ridge Micro-Energy, Inc." by amending our Certificate of Incorporation. A copy of this amendment is attached hereto and is incorporated herein by reference. See Item 13, Part III.

     Through our directors and officers, on March 1, 2002, we commenced, on a "best efforts" basis, to offer a minimum offering 400,000 shares at $0.25 per share for $100,000; and maximum offering 2,000,000 shares at $0.25 per share for $500,000. No sales commissions will be charged for the offer and sale of these securities. As of the date of this Report, $250,375 had been received on this offering for the sale of 1,001,500 shares of our common stock ("restricted securities").

     Inception through December 31, 1999.
     ------------------------------------

     Historical information from inception regarding the Company is contained under the heading "Business Development", Part I, Item 1, of our 10-KSB Annual Report for the year ended December 31, 1999, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

Business.
---------

     Executive Summary.
     ------------------

     We own the rights to a acquire a non-exclusive license from ORNL that pertains to electrically and solar rechargeable thin-film lithium batteries that were discovered and invented by Dr. John Bates and his research team at ORNL.

Thin-Film Lithium and Lithium-Ion Batteries.
--------------------------------------------

     Thin-Film rechargeable lithium and lithium-ion batteries were discovered and developed at ORNL by Dr. John B. Bates and his team of scientists and engineers from research that spanned more than a decade at a cost estimated at close to $10,000,000. This new technology is based upon the developments that allow fabrication of batteries that are less than 15 micrometers (about 0.0006 inch, about the thickness of Saran WrapTM). Unlike conventional batteries, thin film batteries can be deposited directly onto chips or chip packages in any shape or size, and when fabricated on plastics or thin metal foils, the batteries are quite flexible.

     Some of the additional unique properties of thin-film lithium and lithium-ion batteries that distinguish them from conventional batteries include:

     *    All solid state construction;
     *    Can be cycled thousands of times with negligible loss of capacity;
     * Can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 100 degrees C);
     *    Can be made in any shape or size;
     *    Superior energy and power densities;
     *    Cost does not increase with reduction in size (constant $/cm2); and
     *    Completely safe under all operating conditions.

     Thin-film lithium-ion batteries have the additional advantage of being unaffected by heating to 300 degrees C. Many integrated circuits or IC's are assembled by the solder reflow or surface mount process in which all of the electronic components are soldered on to the board at the same time by heating to temperatures as high as 250 degrees C for a few minutes. Conventional batteries, such as coin or button cells, contain organic liquid electrolytes that cannot survive such temperatures, and therefore must be added to the circuits as a separate component, often manually. Thin-film lithium-ion batteries in which the lithium metal anode is replaced with a high-temperature inorganic material that can accept large concentrations of lithium ions can be integrated into circuits using solder reflow process.

     Because of their unique features, thin-film batteries have a wide range of uses as power sources for consumer products such as memory backup, smart cards, sensors, radio frequency identification tags, micro-sized devices and medical products such as implantable defibrillators and neural stimulators. The small size and high-energy density of this new battery technology will improve existing consumer and medical products and will enable the development of many new products.

Markets for Thin-Film Batteries.
--------------------------------

     Thin-film lithium and lithium-ion batteries are ideally suited for a variety of applications where a small power source is needed. They can be fabricated directly onto chips, chip carriers or multi-chip module packages and by using the available space on a ceramic package or a silicon die, the battery can provide the required power while occupying otherwise wasted space and adding negligible mass.

     The range of possible applications of these batteries derives from their important advantages compared to conventional battery technologies: (1) Because of their all solid-state construction, the batteries are completely safe under all operating conditions. Moreover, they are unaffected by g-forces, thus making them uniquely suited for smart munitions and other applications in which extreme acceleration is experienced. (2) They can be made in any shape and size to meet the requirements of each application, and unlike conventional batteries, the cost of thin-film batteries decreases as its size decreases. (3) Lithium-ion thin-film batteries can be heated to a temperature of 300 degrees C with no degradation in performance. This means they can be added to integrated circuits using the highly efficient solder reflow process. (4) The batteries can be cycled thousands of times with negligible loss of capacity. This means that the size of the batteries needs to be no larger than required to satisfy the energy requirements on a single cycle. With cycle lives easily in excess of 5,000 cycles, it would require conventional primary coin cell batteries, for example, to have 5,000 times more capacity than a thin-film battery for the same application. Recharging can take place using solar cells, by inductive coupling, e.g. through the skin, as well as by conventional means.

     Some of the immediate markets for thin-film batteries include the following consumer products, medical devices and government applications:

     Consumer Products.
     ------------------

          * Semiconductor applications: chip and non-volatile memory backup;
          *     Radio frequency identification tags;
          *     Smart cards;
          *     Ultra-thin watches; and
          * Micro-electromechanical systems, e.g. micron-sized valves/ pumps.

     Medical Products.
     -----------------

          *    Defibrillators;
          *    Neural stimulators;
          *    Pacemakers; and
          *    Drug delivery systems;

     Compared to conventional technologies, thin-film batteries for implantable medical applications have the advantages of a major reduction in size, safety and reliability, and they never need to be replaced, i.e. the device never needs to be explanted from a patient.

     Government Applications.
     ------------------------

          *    Radio frequency identification tags (troop location);
          *    Unattended sensors for covert operations;
          *    Micro sized devices for covert operations; and
          *    Smart munitions.

     Descriptions of selected applications:
     --------------------------------------

     Semiconductor non-volatile memory backup.
     -----------------------------------------

     Thin-film lithium and lithium-ion batteries can be integrated directly into the electronics on printed circuit boards or into the components themselves. The small form factor can reduce the package size by many times. Backup power for non-volatile memory and distributed power-on-the-chip are just a few examples.

     Non-volatile static random access memory is used in numerous products such as computers, time keeping chips and flash memory buttons. When the active power of a device with static random access memory is turned off, it is necessary to have a backup source of energy in order to retain memory in the chips. Because of the very low leakage currents of the complimentary metal-oxide semiconductor transistors that make up the memory, only small batteries are necessary to retain the memory during periods when the device is removed from active power, such as might occur in a blackout. Presently, non-rechargeable coin cells are used to backup non-volatile static access memory, but because they are not rechargeable and produced in standard minimum sizes, the battery often dominates the size of the static access memory package. Since thin-film batteries can be cycled thousands of times with negligible loss of capacity, a thin-film battery many times smaller than a coin cell can be used as a backup power source. Also, only solid-state thin-film lithium-ion batteries can withstand the high temperatures required for solder reflow assembly, allowing them to be integrated into circuits along with the other components. Conventional coin cells must be added by hand. Thin-film batteries also can be deposited directly onto memory chips or chip packages, reducing the volume they occupy even further.

     Radio frequency identification tags.
     ------------------------------------

     Two decades ago, bar code technology revolutionized the way goods and merchandise were identified, priced and inventoried. Bar coding rapidly became an integral part of modern business, providing a firm foundation for the concept of automatic identification. However, bar code technology is limited in its application by the need for an unobstructed line-of-sight or physical contact between the bar code and the reader. These reading systems cannot function in many environmental conditions and most labels deteriorate with time. With radio frequency identification tags, these limitations are avoided since these types of codes can be read remotely without line-of-sight or physical contact.

    Radio frequency identification eliminates this limitation. This technology identifies an object remotely through the use of radio frequencies and microchips that can last indefinitely. Because these types of codes can be read without line-of-sight or physical contact, radio frequency identification tag technology provides a solution to certain difficult identification problems that bar code technology cannot address.

     Tags generally fall into three broad categories: (1) inductive, (2) backscatter and (3) two-way.

     Inductive tags are energized by passing through an energizing field generated by the interrogator. The tag resonates at the frequency of the field causing a disruption of the field. These tags have minimal information storage capabilities and typical read ranges are less than 10 feet.
Inductive tags include electronic article surveillance that cost less than $.01 to true radio frequency identification tags that cost as much as $8.00.

      Typical applications for inductive tags:

          *     Electronic article surveillance;
          *     Anti-theft systems;
          *     Access control systems;
          *     Personal identifications systems;
          *     Wildlife management;
          *     Pet identification;
          *     Product identification; and
          *     Vehicle access & security.

    Backscatter tags may be either passive (no battery) or active (battery powered). They reflect a small portion of the radio frequency energy of the interrogator. The reflected signal is modulated or encoded with information stored in the tag. Backscatter tags are capable of being programmed with varying amounts of information. Some tags may be reprogrammed by a reader, while others have the ability to store additional data from readers to their internal memory.

     Typical applications for backscatter tags include:

          *     Toll collection;
          *     Traffic management systems;
          *     Asset tracking;
          *     Rail car identification; and
          *     Rail control systems.

     Two-way tags are active devices that incorporate a miniature transmitter and/or receiver. The tag may be polled or transmit freely. Data may be read only or programmed by the interrogator. Typical applications include:

          *     Toll collection;
          *     Traffic management systems;
          *     Manufacturing process control;
          *     Waste management; and
          *     High value asset control.

     High-volume applications of radio frequency identification tags include airport security, property identification and theft avoidance. Airports security and luggage tracking are vitally important applications of this technology in today's society. With the new radio frequency microdot technology, it will now be possible to track every passenger, every ticket, every piece of luggage and every carry-on item in every location on airport property or in or out of the airplane at all times. The need and demand for such security are unprecedented. This one application alone makes thin-film batteries integrated with radio frequency technology a major technology.

     Identification of property anywhere at any time represents a worldwide advance in crime fighting techniques. Such systems not only increase risk of detection and conviction for criminals, but also serve to dramatically reduce the value of stolen goods. Identification systems are available on virtually any item of property ranging from household goods to construction equipment. Microdot technology can now be used in homes and offices and combined with electronic tags that provide multi-functional capabilities, including anti-theft and asset management.

     Theft avoidance, especially from employees, potentially can save hundreds of millions of dollars in retail businesses. Very thin radio frequency identification tags powered with thin-film batteries can be imbedded in many products ranging from compact discs, small appliances and clothing providing a virtually failsafe system against shoplifting.

     Additional high-volume applications of this radio frequency identification technology include access control, item shelf-life control, pallet tracking, maintenance record management and livestock and wildlife and fisheries management. Because thin-film batteries do not degrade nor are they affected by radiation including gamma rays, x-rays or neutrons, another potential high-volume application is their use in powering radio frequency identification tags for tracking nuclear waste and nuclear materials.

     The main applications/markets we initially will target are:

          1.     Non-volatile memory backup; and
          2.     Radio frequency identification tags.

     Future products:
     ----------------

     Looking toward the future, the availability of thin-film batteries will spawn new products designed to take advantage of their unique characteristics. The products could range from new medical devices to novelty items. Advances in materials processing will lead to smaller and smaller electronic and micro-sized devices, and only thin-film batteries can follow this reduction in size. The present trends suggest that microelectronics likely will be followed by a new field of nanoelectronics in which devices are made on the scale of tens to hundreds of nanometers ("nanometer" = one billionth of a meter). Autonomous devices of this size can only be powered by thin-film "nanobatteries."

     Micro-Electro-Mechanical Systems.
     ---------------------------------

     With radio frequency identification tags, these limitations are avoided since these types of codes can be read remotely without line-of-sight or physical contact. is a relatively new technology that exploits the existing microelectronics infrastructure to create complex machines with micron feature sizes. This type of a device involves the integration of mechanical elements, sensors, actuators and electronics on a common silicon substrate through the utilization of micro-fabrication technology. While the electronics are fabricated using integrated circuit process sequences, the micro-mechanical components are fabricated using compatible "micro-machining" process that selectively etch away parts of the silicon wafer or add new structural layers to form the mechanical and electro-mechanical devices.

     These miniature machines can have many functions, including sensing, communication and actuation. This new technology will enable the realization of complex mechanical, electrical and chemical systems on a chip, and the integration of these systems with on-chip control and communication
electronics.   This will enable the creation of intelligent microsystems that know where they are and what is going on around them. Micro-electro mechanical systems technology is enabling new discoveries in science and engineering such as the polymerase chain reaction microsystems for DNA amplification and identification, the micro-machined scanning tunneling microscopes, biochips for detection of hazardous chemical and biological agents and microsystems for high-throughput drug screening and selection. Another micro-electrical systems device, the "lab on a chip" pioneered at ORNL, is a complete miniature analytical laboratory that can analyze a volume of liquid that is 10,000 times smaller than is possible in a conventional laboratory.

     Miniature medical devices is one of the major future markets for micro electrical systems. One of the devices envisioned is a nanorobot small enough to navigate the narrowest blood vessel in order to check the human body for disease, battle bacteria or cancer cells, perform cell surgery and even repair genes. Miniature "roto-rooters" will be able to work their way through every vein and artery and completely clear them of any plaque or fix potential problems.

     The defense and intelligence agencies of the U.S. government are engaged in research to develop microbots for surveillance and counter measures. The "Fly-on-the-Wall" will fly into a room undetected, take pictures and transmit conversations. The "Wasp" is a flying micro robot that can fly inside a computer and completely destroy the machine. Another concept combining animal and micro machine is envisioned in which a micro machined neural probe inserted into the nerve center of an insect allows the insect to be guided in flight. When equipped with a battery-powered system on a chip with telemetry capability, insect micro electronic systems could be used to detect hazardous gases in mines or provide images and other data in contaminated environments.

     It should be obvious that the successful development of autonomous micro-electronic systems devices requires an on-board power source. Only thin-film batteries are small enough to fill this need.

Company Strategy.
-----------------

     Our strategy is to be first to penetrate the markets discussed above with the most reliable lowest cost product. In order to achieve these objectives, we will focus on the following key areas:

     Outsource Manufacturing.
     ------------------------

     Being first to market is important to our success. One of our first activities will be to find a manufacturing partner that can produce large quantities of samples. Outsourcing manufacturing with an established partner avoids the large cost ($50M to $100M) and long time (two - three years) to build a manufacturing plant. While the manufacturing partner is modifying production lines and materials are on order, prototype production will get underway in our research and development facility using an in-line sputtering tool as soon as the equipment can be installed. Most all of the equipment used in the our research and development facility will be used and is readily available. This not only saves money over the cost of new equipment, but it also saves time.

     Initially Manufacture Li-Ion Batteries.
     ---------------------------------------

     As described elsewhere in this report, the thin-film battery technology with lithium anodes (lithium batteries) offer some important advantages over lithium-ion batteries for some applications such as medical implant devices. However, while most of the fabrication steps are identical, the cost of manufacturing lithium batteries is higher than that of lithium-ion batteries because of the extra equipment and handling considerations required to deposit metallic lithium. Moreover, the market for thin-film lithium-ion batteries as backup power sources for non-volatile memory is large. With a manufacturing partner, lithium-ion batteries can rapidly be in production as facilities to deposit metallic lithium are under construction.

Location in Oak Ridge, Tennessee.
---------------------------------

     Dr. Bates' prior association with the Oak Ridge National Laboratory allows us to gain access to specialized equipment, including the equipment in his former thin-film battery group. This eliminates the need for us to purchase expensive equipment that is infrequently used but is critically important to our intended business. The Oak Ridge National Laboratory is a multi-program science and technology laboratory managed by the U.S. Department of Energy by UT-Battelle, LLC. The laboratory has a staff of 3,800 including 1,500 scientists and engineers with an annual budget of approximately $900M. In addition to the personnel at ORNL, Oak Ridge has a large talent pool of former and retired employees with special skills in machining, electronics and materials characterization. These specialists can be hired as permanent or part-time employees or as consultants. Suitable buildings have been identified in Oak Ridge for our research and development center that are conveniently located close to us and to machine shops that will be needed to fabricate masks and other parts required to make thin-film batteries. In addition to the personnel at ORNL, Oak Ridge has a large talent pool of former and retired employees with special skills in machining, electronics and materials characterization. These specialists can be hired as permanent or part-time employees or as consultants. There is ample space in Oak Ridge for our research and development center. Several of the available buildings are close to machine shops that will be needed to fabricate masks and other parts needed to make thin-film batteries.

Materials and Processing R & D.
-------------------------------

     The cost of thin-film batteries largely is determined by the time to deposit the various layers. The time-tested process of sputtering assures good product, but the deposition rate is low. One of the main activities of our research and development center is to find more rapid deposition techniques that are suitable for the production thin-film batteries. Presently, we have a project currently in progress under the direction of Alvin Snaper in his laboratory that is focused on the possible development of a fast coating process for thin-film batteries based on plasma arc deposition. In 1971 and 1974, Mr. Snaper patented a vapor arc deposition technique, which was licensed to Multi-Arc Corporation in 1980 for the first commercial application of high-rate cathodic arc deposition of thin-film coatings. In view of the potential importance of this process in greatly reducing the cost producing thin-film batteries, we have acquired a license to employ this technology described in Snaper's 1994 US Patent No. 5,254,237.

     In addition to developing rapid deposition processes, our research and development center also will seek to invent around the patented ORNL electrolyte and lithium packaging process. If successful, we will no longer need the ORNL license and thereby avoids the 5% royalty payment on net sales. Critical to successfully discovering new materials and faster deposition processes and rapid market penetration, highly qualified scientists, engineers and business managers have expressed interest in joining us as soon as operations begin.

Operations.
-----------

     The objectives of the first 12 months of operations include establishing our research and development center, finding a manufacturing partner to produce thin-film batteries in large quantities and cultivating relationships with known customers and identifying new customers. Installation of an in-line sputtering tool and other equipment will assure that significant numbers of sample can be produced in our research and development center while a manufacturing partner is gearing up for production.

First-Year Goals.
-----------------

     *     Locate, renovate and equip our research and development facility;
     *     Staff research and development facility and business office;
     *     Fabricate and distribute samples;
     *     Find manufacturing partner and begin production;
     *     Start research on new materials and fast deposition processes;
     *     Conduct market survey and cultivate known customers;
     *     Locate/renovate building (5,000 to 7,000 sq. ft.); and
     *     Install equipment.

     Staffing.
     ---------

           *     Business Office (three to six months);
           *     Business manager;
           *     Marketing/sales engineer; and
           *     Secretary.

     Research and Development.
     -------------------------

           *     CTO;
           *     Manufacturing engineer;
           *     Research scientist (three to six months); and
           *     Technician.

     Key staff members for our research and development center have been contacted and have expressed an interest in joining us. Several buildings suitable for this facility have been found in Oak Ridge, Tennessee. All are located within 10 miles of our principal executive offices.

Initial Funding Requirements.
-----------------------------

     A.  Capital Equipment.
     ----------------------

Required Item                 Cost       Justification
-------------                 ----       -------------

in-line sputtering tool      $400,000    tool used to produce batteries
                                         in batch quantities of tens to
                                         hundreds depending on battery
                                         size

estimated cost of minimum    $ 30,000    22"x 4.74"x0.25" sputtering
set of ceramic and metal                 targets of lithium cobalt
targets                                  oxide (4 ea.), lithium ortho
                                         phosphate (2 ea), and 1 ea.
                                         of the following metals: Cu,
                                         Co, Ni, Sn, Ti

initial set of substrates    $  3,000    sheets of 4"x 4" ceramic
for prototype tool                       (alumina or zirconia) plates
                                         onto which batteries will be
                                         deposited

prototype tool slicing/      $ 45,000    tool used to cut out individual
dicing tool                              batteries from deposits on
                                         large substrates

impedance analyzer           $ 22,000    apparatus for measuring
                                         electrolyte resistance (quality
                                         control and R&D of new
                                         materials

hood                         $ 20,000    ventilated work space for
                                         handling volatile chemicals

computers/software           $ 10,000    startup cost of office and lab
                                         computers including server

battery test system          $ 70,000    apparatus with 32 channels for
                                         testing prototype batteries

glove box                    $ 70,000    controlled atmosphere work space
                                         for handling air sensitive
                                         materials such as metallic
                                         lithium

miscellaneous tools          $  7,000    tools for working on vacuum
                                         chambers, circuit testers,
                                         etc.

UV cure                      $  8,000    assembly for ultraviolet
                                         curing of protective epoxies
                                         on batteries

small process chamber        $210,000    research-sized sputtering tool
                                         using small targets for rapid
                                         prototyping and deposition of
                                         new materials

optical microscope           $ 15,000    low power binocular microscope
                                         with instant camera for gross
                                         examination of films and
                                         batteries

masks (startup)              $  7,000    initial set of shadow masks
                                         used to define shapes and
                                         placement of battery layers on
                                         substrates

lab/office furniture         $  6,000    desks, chairs, workbenches

targets for small process    $  7,000    3" diameter metal and ceramic
chamber                                  targets for depositing battery
                                         layers in small process tool

miscellaneous equipment/     $ 20,000    compress gases and handling
supplies                                 system, electrometer, vacuum
                                         parts and hardware

Estimated lab total          $950,000

     Within the first 18 months of operation, additional funds will be needed to add a lithium deposition system to the prototype production line. While lithium anodes make batteries more expensive to make, lithium batteries have better performance characteristics than lithium-ion batteries with the inorganic Sn3N4 anodes, and some applications require them.

     Optional Equipment for Lithium Anode Deposition.
     ------------------------------------------------

Required Item                 Cost       Justification
-------------                 ----       -------------

lithium deposition system    $200,000    prototype tool for depositing
                                         metallic lithium anodes

parylene chamber             $ 25,000    system for depositing
                                         protective parylene layers
                                         over lithium anode

miscellaneous                $ 25,000    load lock assembly from lithium
                                         chamber to parylene chamber,
                                         station for depositing
                                         intermedica metal layers

Estimated total for
lithium system               $250,000


     In addition to the research and development facilities, additional materials and equipment will be required by a manufacturing partner. The cost could range from $500,000 to $1M. Our cost models indicated that these costs could be offset quickly by sales.

     B. Operating expenses.
     ----------------------

     A breakdown of the operating costs for the research and development facility is given in the tables below. The salaries and benefits for the staff listed above are estimated at $496,000 per year. Adding the estimated costs in materials and supplies for this facility of $139,000, the total estimated yearly operating cost per year is $635,000.

     R&D Center Salaries and Overhead.
     ---------------------------------

Position                        Number                Salary
--------                        ------                ------

CEO/CTO                       1              $180,000
Sr. Sales Engineer            1              $ 60,000
Research Scientist            1              $ 90,000
Manufacturing Engineer        1              $ 80,000
Lab Technician                1              $ 40,000
Secretary                     1              $ 25,000
Benefits                                     $ 21,000

Total Salaries and Benefits                  $496,000

     R&D Center Operating Costs.
     ---------------------------

Chemicals                                    $  5,000
Machine shop                                 $ 10,000
Electrical/plumbing                          $  5,000
Rent/DSL/Phone                               $ 53,000
Supplies                                     $ 36,000
Travel                                       $ 30,000

Total                                        $139,000

Total Operating Costs                        $635,000

The Competition.
----------------

     Presently, there are five other U.S. companies that have licenses for manufacturing thin-film batteries using ORNL's technology: Infinite Power Solutions, Inc. (Littleton, CO); Front Edge Technology, Inc. (Baldwin Park,
CA); Cymbet Corporation (Minneapolis, MN); Teledyne Electronic Technologies (Newport Beach, CA); and Excellatron (Atlanta, GA).

     Only one of these companies, Front Edge Technologies, has made prototype quantities of thin-film batteries. To the best of our knowledge, others have largely focused on research and development and batch production of small quantities of samples.

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

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *     with a price of less than five dollars per share;

     *     that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

Item 2.  Description of Property.
---------------------------------

     We presently have no facilities or leased offices, but are actively seeking facilities to lease at this time; presently, the principal executive offices and telephone number utilized by us are those of our CEO, Dr. John B. Bates, which are provided at no cost.

Item 3.  Legal Proceedings.
---------------------------

     We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     Market Information.
     -------------------

     There has never been any "established trading market" for our shares of common stock. Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "OKRM" as reflected below. No assurance can be given that any market for our common stock will develop in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. There are presently 15,523,760 shares of our common stock that have been held for a sufficient period of time to be publicly sold under Rule 144 of the Securities and Exchange Commission.

     The range of high and low bid quotations for our common stock during the each quarter of the year ended December 31, 2000 and each quarter of the year ended December 31, 2001, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

March 22, 2000                          .075                .01

March 22, 2000 through
March 31, 2000 (1 for 100 rev split)   2.00                2.00

April 20, 2000                         6.00                2.00

April 24, 2000 through
June 30, 2000 (3 for 1 for split)      7.00                1.00

September 30, 2000                     5.00                3.00

December 31, 2000                      3.125                .3125

March 31, 2001                          .4375               .34375

June 30, 2001                          3.43                 .25

September 30, 2001                     4.35                1.50

October 1, 2001, through
October 12, 2001                       4.00                3.50

October 15, 2001, through
December 31, 2001 (20 for 1 split)      .40                 .11



Recent Sales of Restricted Securities.
--------------------------------------

     The following "restricted securities" have been sold by the Company during the past three years:

Common Stock Issued for       Number of Shares Sold         Consideration
-----------------------       ---------------------         -------------

Services-2000                      9,900,000                   $31,470

Expenses-2000                      6,787,300                   $23,730

Settlement of Debt-2000           94,815,920                  $174,490

Retirement of Preferred stock-2000   777,020                   $33,195

Settlement of Debt-2001            1,750,000                   $48,716

Agreement and Plan of
Reorganization-2002               23,049,018                100% of the
                                                         outstanding shares
                                                         of Oak Ridge Micro-
                                                            Energy, Inc.

     Holders.
     --------

     The number of record holders of our common stock as of April 15, 2002, was approximately 413; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

     Dividends.
     ----------

     There are no present material restrictions that limit our ability to pay dividends on common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, and do not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Plan of Operations for the next 12 months involves locating new principal executive offices; opening, staffing and equipping a research and development center to conduct further research and development of thin-film battery technology; and locating a manufacturing partner for the manufacturing of thin-film batteries.

     We have raised approximately one-half of our first year's needs in funding from our private placement of "restricted securities" that commenced on March 1, 2002, and we anticipate concluding that offering within the next 30 days. Estimated net proceeds of approximately $490,000 from this offering should fund our planned operations for the next six to 10 months. Additional funding will be required, as outlined under Part I, Item 1.

Results of Operations.
----------------------

     We had no revenues or operations during fiscal 2001 or 2000, with accrued expenses for interest of $0 and $26,123, respectively, and $22,961 and $115,130, respectively, for Administrative expenses resulting in losses of ($124,461) and ($141,253) in these years.

     We had $3,493 cash assets, with current liabilities of $3,218 for the year ended December 31, 2001.

     A principal stockholder of the Company contributed $15,000 for expenses during fiscal 2000 and $0 in 2001.

Liquidity.
----------

     The Company had $3,498 in cash and $0, during fiscal year 2001 or 2000, respectively. Expenses were paid by an advance of $15,000 by a principal stockholder during fiscal 2000; there were no advances in 2001.

     Through our directors and officers, on March 1, 2002, we commenced, on a "best efforts" basis, to offer a minimum offering 400,000 shares at $0.25 per share for $100,000; and maximum offering 2,000,000 shares at $0.25 per share for $500,000. No sales commissions will be charged for the offer and sale of these securities. As of the date of this Report, $250,375 had been received on this offering for the sale of 1,001,500 shares of our common stock ("restricted securities").

Item 7.  Financial Statements.
-----------------------------

For the years ended December 31, 2001 and 2000.

     Independent Auditors' Report

     Balance Sheet

     Statements of Operations

     Statement of Changes in Stockholders' Equity

     Statements of Cash Flows

     Notes to the Financial Statements

ANDERSEN ANDERSEN & STRONG, L.C.                941 East 3300 South, Suite 202
Certified Public Accountants and Business           Salt Lake City, Utah 84106
Consultants                                             Telephone 801 486-0096
Member SEC Practice Section of the AICPA                        Fax 801
486-0098




Board of Directors
Global Acquisitions, Inc.
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Global Acquisitions, Inc. ( development stage company) at December 31, 2001 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 1996 (date of inception of development stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in
all material respects, the financial position of    Global Acquisitions, Inc.
at December 31, 2001, and the results of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 1996 (date of inception of development stage) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional
working capital   for its planned activity, which raises substantial doubt
about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 13, 2002                               s/Andersen Andersen and Strong
Salt Lake City, Utah

                   GLOBAL ACQUISITIONS, INC.
                           BALANCE SHEET
                         December 31, 2001

ASSETS
CURRENT ASSETS

 Cash                                                           $   3,493

         Total Current Assets                                   $   3,493

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                  3,218

     Total Current Liabilities                                     3,218

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par value;
      non issued and outstanding                                      -
 Common stock
       100,000,000 shares authorized at $.001 par value;
       78,580,060 issued and outstanding                           78,580
 Capital in excess of par value                                 5,732,025
    Accumulated deficit - Note 1                               (5,885,330)

   Total Stockholders' Deficiency                                     275

                                                             $      3,493

 The accompanying notes are an integral part of these financial statements.

                    GLOBAL ACQUISITIONS, INC.
                    STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2001 and 2000 and the Period
 January 1, 1996 (date of inception of development stage) to December 31, 2001
                                                               Period
                                    Dec 31,       Dec 31,    Jan 1, 1996
                                     2001          2000     to Dec 31, 2001
REVENUES                           $         -     $        -  $        -


EXPENSES

   Research and development             97,500              -      97,500
   Administrative                       19,261        115,130     134,391
   Interest expense                          -         26,123     340,159

NET LOSS - before other income and
expense                               (116,761)      (141,253)   (572,050)

OTHER INCOME AND EXPENSE

   Loss of assets                            -              -  (4,608,767)
   Settlement of debt                        -      1,615,082   1,615,082

NET PROFIT (LOSS)                  $  (116,761)   $ 1,473,829 $(3,565,735)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                                $   -        $   .02

AVERAGE OUTSTANDING
   SHARES

        Basic (stated in 1,000's)       77,005         77,330

The accompanying notes are an integral part of these financial statements.

                    GLOBAL ACQUISITIONS, INC.
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
       Period January 1, 1996 (date of inception of development stage) to
                        December 31, 2001
______________________________________________________________________________
                    Preferred Stock   Common Stock    Excess of   Accumulated
                    Shares   Amount  Shares   Amount  Par Value     Deficit
Balance
January 1, 1996     331,950 $ 33,195 4,050,840 $4,051 $5,419,020  $(2,319,595)

Issuance of
common stock
for services at
$.07-1996                 -      -   298,980     299     20,634            -

Net operating
loss for the year
ended December 31,
1996                    -        -         -       -          -   (4,748,837)

Net operating loss
for the year ended
December 31, 1997       -        -         -       -          -     (111,272)

Net operating loss
for the year ended
December 31, 1998       -        -         -       -          -      (31,347)

Net operating loss
for the year ended
December 31, 1999       -        -         -       -          -      (31,347)

Issuance of common
stock for services
at $.0032               -        -  9,900,000  9,900     21,570            -

Issuance of common
stock for expenses
at $.0035               -        -  6,787,300  6,787     16,943            -

Issuance of common
stock for settlement
of debt at $.0018       -        - 94,815,920 94,816     79,674            -

Issuance of common
stock for retirement
of preferred
stock            (331,950) (33,195)   777,020    777     32,418            -

Contributions to
capital -
expenses                -        -          -      -     15,000            -

Net operating profit
for the year ended
December 31, 2000       -        -          -      -          -    1,473,829

Balance
December 31, 2000       -  $     - 116,630,060 $116,630$5,605,259$(5,768,569)

Return and
cancellation of
common stock            -        - (40,000,000) (40,000)   40,000          -

Issuance of common
stock for payment
of debt at $.032        -        -   1,750,000    1,750    46,966          -

Issuance of common
stock for cash at
$.20                    -        -     200,000      200    39,800          -

Net operating loss
for the year ended
December 31, 2001       -        -           -        -         -   (116,761)

Balance
December 31, 2001       -        -  78,580,060 $ 78,580$5,732,025$(5,885,330)

The accompanying notes are an integral part of these financial statements.

                     GLOBAL ACQUISITIONS,  INC.
                     STATEMENTS OF CASH FLOWS
For the  Years Ended December 31, 2001 and 2000 and the period
January 1, 1996 (date of inception of development stage) to December 31, 2001
                                                               Period
                                    Dec 31,       Dec 31,    Jan 1, 1996
                                     2001          2000     to Dec 31, 2001
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                  $ (116,761)  $ 1,473,829      (3,565,735)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities

    Change in accounts payable          (43,462)      71,053         320,694
    Issuance of common stock for
     expenses and contribution
     to capital for expenses                  -       70,200          91,133
    Loss of assets                            -            -       4,608,767
    Gain on settlement of debt                -   (1,615,082)     (1,615,082)

          Net Cash From (Used)
          in Operations                (160,223)           -        (160,223)

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Payment of debt by issuance of
    Stock-related party                  48,716            -          48,716
CASH FLOWS FROM FINANCING
 ACTIVITIES

    Stock subscriptions received         75,000            -          75,000
    Proceeds from stock issued           40,000            -          40,000
                                        115,000            -         115,000

 Net Increase (Decrease) in Cash          3,493            -           3,493

 Cash at Beginning of Period                  -            -               -

 Cash at End of Period                $   3,493      $     -       $   3,493


NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of  298,980 shares common stock for services - 1996       $  20,933
Issuance of  16,687,300 shares common stock for services and
expenses - 2000                                                       55,200
Issuance of 94,815,920 shares common stock for settlement of debt
-2000                                                                174,490
Contribution to capital - expenses                                    15,000
Issuance of 1,750,000 shares common stock for payment of debt - 2001  48,716

The accompanying notes are an integral part of these financial statements.

                   GLOBAL ACQUISITIONS,  INC.
                  NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,00,000 shares with no par value. On June 6, 1991, the name was changed to "O.T.S. , Holdings , Inc." and on February 18, 2000 to "Thin Film Battery,
Inc." and on April 17, 2001  to "Global Acquisitions, Inc."     On March 6,
2000 the   authorized common stock was changed to a par value of $.001. See note 7 for a name change during February 2002.

Since inception, the Company has completed four  stock splits resulting in its
present capitalization.  This report has been prepared showing   after stock
split shares with a par value of $.001  from  inception.

The company, and its subsidiary (note 8), have acquired an option to purchase the rights to further develop a rechargeable thin-film lithium battery for use in a variety of applications, such as, semiconductor and computer
manufacturers,   and implantable medical devices.

The Company became inactive after 1995 and is considered to be in the development stage.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2001, the Company had accumulated net operating losses of $5,885,330.The tax benefit of approximately $1,765,599 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

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

Research and Development

All costs of research and development are expensed as incurred.

                       GLOBAL ACQUISITIONS,  INC.
            NOTES TO FINANCIAL STATEMENTS - continued



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Basic  Net Income (Loss) Per Share

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

3.  RESEARCH AND DEVELOPMENT

On November 12, 2001 the Company entered into a research and development agreement to further develop the thin film battery outlined in note 8. The terms of the agreement include the lease of equipment to be used in the development process and the payment of consulting fees and expenses during the development process. If the development process is successful the Company may purchase the license for a payment of $50,000, and the issuance of 2,000,000 common shares of the Company, toward a purchase price to be negotiated by the parties.

The terms of the agreement includes payments as follows;

Lease of equipment for six months at $35,000 and after six months at $5,000 per month.
Consultant fees at $5,000 per week, plus expenses, to continue for a period to be determined by the parties.
The agreement may be terminated by the Company at any time with no further obligation.
On December 31, 2001 all of the terms of the agreement had been complied with.

                    GLOBAL ACQUISITIONS,  INC.
            NOTES TO FINANCIAL STATEMENTS - continued



4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors (and their families) and their controlled entities have acquired 86% of the outstanding common stock after the events outlined below. During 2000 and 2001 the Company issued 96,565,920 common shares for the payment of debt of $223,206 due an officer.
During 2000 the Company issued 16,687,300 common shares for services and expenses provided by officers of $55,200.
On December 21, 2001 an officer returned 40,000,000 post split common shares to the Company for cancellation with no consideration.
On January 25, 2002, subsequent to the balance sheet date, an officer returned 22,750,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 23,049,018 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc. (Note 8)

5.  COMMON CAPITAL STOCK

During 2000 the company issued 777,020 common shares to retire 331,950 preferred shares.
During December 2001 the Company completed a private placement of 200,000 common shares for $40,000.
The Company received stock subscriptions of $75,000 for the purchase of 375,000 common shares, to be issued in April 2002, under a private placement. Common shares have been returned and canceled and new shares have been issued to officers-directors as outlined in note 4 and note 8

6.   RECISSION OF ACQUISITION OF  SUBSIDIARY

On February 18, 2000, the Company acquired all of the outstanding stock of "Thin Battery, Inc"., a Nevada corporation through a stock for stock exchange agreement.
On February 14, 2001 the acquisition of Thin Film Battery, Inc. (subsidiary) was mutually rescinded and the stock issued in connection with the acquisition was returned to the Company and canceled.
This report has been prepared showing the rescission of the acquisition retroactively.

7.  GOING CONCERN

The Company acquired an option to further develop a thin-film battery which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for the future planned activity. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through the additional equity funding outlined in note 8 which will enable the Company to conduct operations for the coming year.

                    GLOBAL ACQUISITIONS,  INC.
            NOTES TO FINANCIAL STATEMENTS - continued



8.  SUBSEQUENT EVENTS

During March 2002 the Company completed a private placement memorandum for the sale of 400,000 to 2,000,000 common shares at $.25. On the date of this report no shares had been sold.

During January 22, 2002 an officer returned 22,750,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 23,049,018 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc.(subsidiary) and as part of the acquisition the Company changed its name to Oak Ridge Micro- Energy, Inc. (parent) on February 13, 2002.

Oak Ridge Micro-Energy, Inc.(subsidiary) was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the further development of a rechargeable thin-film lithium battery for use in a variety of applications, such as, semiconductor and computer manufacturers, and implantable medical devices through an option to purchase the rights from UT Battelle LLC. The subsidiary has had no operations and its only asset is the option outlined above which was recorded at its cost of $10,000.

Included in the following is an unaudited pro-forma balance sheet of the parent and the subsidiary as if the acquisition had been completed on January 1, 2002 under the purchase method of reporting with no good will recognized.

                      OAK RIDGE MICRO-ENERGY
       (formerly Global Acquisitions, Inc.) and Subsidiary
                 PRO FORMA COMBINED BALANCE SHEETS
                           (Unaudited)
                         January 1, 2002

                               Parent    Subsidiary  Adjustment    Total
ASSETS
CURRENT ASSETS
  Cash                      $   3,493   $      -             -    $   3,493
    Total Current Assets        3,493          -             -        3,493

OPTION                              -     10,000             -       10,000
                            $   3,493   $ 10,000             -    $  13,493
                            =========   ========                  =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES
  Accounts payable          $   3,218   $      -             -    $   3,218
    Total Current
    Liabilities             $   3,218   $      -             -        3,218

STOCKHOLDERS' EQUITY

  Preferred stock-none
  outstanding                       -          -             -            -
  Common stock
    78,879,078 issued and
    outstanding                78,580     10,000    (1)    299
                                                    (2)(10,000)      78,879

  Capital in excess of par
  value                     5,732,025               (1)   (299)
                                                    (2) 10,000    5,741,726
  Stock subscriptions
  received                     75,000                                75,000
  Accumulated deficit      (5,885,330)                           (5,885,330)

     Total Stockholders'
     Equity                       275     10,000                     10,275
                           $    3,493    $10,000                 $   13,493
                           ==========    =======                 ==========

Adjustments
  (1) return and cancel 22,750,000 shares and issue 23,049,018 shares for acquisition of subsidiary - reported as a purchase with no good will recognized
  (2)  consolidation of adjustments

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ended December 31, 2001, and to the date of this Report, and the period or periods during which each such director or executive officer has served in his respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held              Designation        or Resignation
   ----              -----------          -----------       --------------

John B. Bates, Ph.D.  President             4/17/00             2/14/01
                      Director              4/17/00             2/14/01
                      CEO                   1/15/02                *
                      Director              1/15/02                *

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

Business Experience.
--------------------

     John B. Bates. Dr. Bates is 59 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years. He recently left ORNL with a plan to commercialize the thin-film batteries. Dr. Bates invented or co-invented 11 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

     Mark Meriwether. Mr. Meriwether is 45 years of age, and for the past eighteen years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

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

Cash Compensation.
------------------

     The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark         12/31/00    0     0     0         0           0      0       0
Meriwether   12/31/01    0     0     0         0           0      0       0
President
Sec'y/
Treasurer
Director

Gerald       12/31/00    0     0     0         0           0      0       0
Levine
President
and Director

Marie Levine 12/31/00    0     0     0         0           0      0       0
Sec'y/
Treasurer

John B.      12/31/00    0     0     0         0           0      0       0
Bates        12/31/01    0     0     0         0           0      0       0
CEO
and Director

Robert G.    12/31/00    0     0     0         0           0      0       0
Pasquaye     12/31/01    0     0     0         0           0      0       0
Sec'y/
Treasurer
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2001, or 2000, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of December 31, 2000, and to the date hereof:

                                            Number and Percentage
                                         of Shares Beneficially Owned
                                         ----------------------------

Name and Address                    12/31/01(1)         Currently(2)
----------------                    -----------         ------------

John B. Bates                          -0-             23,049,018 - 29.2%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Confetti Enterprises, Inc. (3)    6,000,000 - 7.6%      6,000,000 -  7.6%
3046 East Brighton Place
Salt Lake City, Utah 84121

Mark Meriwether                  60,066,660 - 76.4%    38,433,860 - 48.7%
3046 East Brighton Place
Salt Lake City, Utah 84121

     (1) Percentages are based on 78,580,060 shares of common stock outstanding at 12/31/01.

      (2) Percentages are based on 78,879,078 shares of common stock outstanding at 4/2/02.

      (3) Confetti Enterprises is solely owned by Mr. Meriwether's wife, Collette Meriwether.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2001, and to the date hereof:

                                             Number and Percentage
                                          of Shares Beneficially Owned
                                          ----------------------------

Name and Address                    12/31/00(1)            Currently(2)
----------------                    -----------            ------------

Mark Meriwether                   60,066,660 - 76.4%    38,433,860 - 48.7%
3046 East Brighton Place
Salt Lake City, Utah 84121

John B. Bates                          -0-              23,049,018 - 29.2%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

     (1) Percentages are based on 78,580,060 shares of common stock outstanding at 12/31/01.

      (2) Percentages are based on 78,879,078 shares of common stock outstanding at 4/2/02.

Changes in Control.
-------------------

     Following the rescission of the Thin Film Battery acquisition, Mr. Meriwether became our controlling stockholder, which he was prior to the completion of the Thin Film Battery acquisition. See the Company's 8-K, 8-KA-1 and 8-KA-2 Current Reports dated April 7, 2000, Part III, Item 13.

     Effective as of January 15, 2002, we; Global Acquisition Subsidiary, Inc., a Nevada corporation and our wholly-owned subsidiary; Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada"); and John B. Bates, the sole stockholder of Oak Ridge Nevada (the "Oak Ridge Nevada Stockholder"), executed an Agreement and Plan of Merger (the "Plan"), whereby the Global Acquisition Subsidiary merged with and into Oak Ridge Nevada, with Oak Ridge Nevada being the surviving corporation, and whereby the shares of issued and outstanding common stock of Oak Ridge Nevada were converted into and exchanged for 23,049,018 shares of our common stock or approximately 29% of our post-Plan outstanding securities, taking into account the cancellation of 22,750,000 shares of our common stock that were owned by Mark Meriwether, our President and sole pre-Plan director. The combination of these entities was treated as a purchase for accounting purposes, with Oak Ridge Nevada becoming our wholly-owned subsidiary on closing.

     By virtue of (i) the percentage of our common stock acquired under the Plan by the Oak Ridge Nevada Stockholder; (ii) the provisions of the Plan that provided for the election of the Oak Ridge Nevada Stockholder to our Board of Directors and as our CEO and Chief Technical Officer; and (iii) the granting to the Oak Ridge Nevada Stockholder of an irrevocable proxy to vote the shares of our company that were owned by Mr. Meriwether under certain circumstances, this Plan may be deemed to have involved a "change of control," even though Mr. Meriwether remains as one of our two present directors. See our 8-K/A-2 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on March 11, 2002.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below under Part I, Item 1, there were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          8-K Current Report dated April 7, 2000, and filed with the Securities and Exchange Commission on April 28, 2000.**

         8-K/A-1 Current Report dated April 7, 2000, and filed with the Securities and Exchange Commission on February 14, 2001.**

          8-K/A-2 Current Report dated April 7, 2000, and filed with the Securities and Exchange Commission on May 8, 2001.**

          8-K Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on January 24, 2002.**

          8-K/A-1 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on March 8, 2002.**

          8-K/A-2 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on March 11, 2002.**


Exhibits*
Number
------
          (i)

 3 Certificate of Amendment to the Articles of Incorporation changing the name to "Oak Ridge Micro-Energy, Inc."

21         Subsidiary

          (ii)                                 Where Incorporated
                                                 In This Report
                                                 --------------

10-KSB for the year ended December 31, 2000       Part 1, Item 1

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

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 4/15/02                 By/s/Mark Meriwether
                                   Mark Meriwether, President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 4/15/02                 By/s/Mark Meriwether
                                   Mark Meriwether, President and Director