Form 10KSB/A
period 2001-12-31
GLOBAL ACQUISITION INC
filed 2002-04-25
CIK 830483

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                             FORM 10-KSB/A-1

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

                            74 Rolling Links Blvd.
                         Oak Ridge, Tennessee 37830
                         --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (865) 789-3998

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

     January 1, 2000, to present.
     ----------------------------

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

     On November 12, 2001 the Company entered into a research and development agreement to further develop the thin film battery. The terms of the of the agreement include the lease of equipment to be used in the development process and the payment of consulting fees and expenses during the development process. If the development process is successful the Company may purchase the license for a payment of $50,000 and the issuance of 2,000,000 common shares of the company, toward the purchase price to be negotiated by the parties.

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

Thin-Film Lithium and Lithium-Ion Batteries.
--------------------------------------------

     Thin film rechargeable lithium and lithium-ion batteries were discovered and developed at the Oak Ridge National Laboratory by Dr. John Bates and his team of scientists and engineers from research that spanned more than a decade. This new technology is based upon the developments that allow fabrication of batteries that are less than 15 micrometers (about 0.0006 inch) thick. Unlike conventional batteries, thin film batteries can be deposited directly onto chips or chip packages in any shape or size, and when fabricated on plastics or thin metal foils, the batteries are quite flexible.

     Some of the additional unique properties of thin-film lithium and lithium-ion batteries that distinguish them from conventional batteries include:

     *    All solid state construction;
     *    Can be cycled thousands of times with negligible loss of capacity;
     * Can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 100 degrees C);
     * Unaffected by heating to temperatures up to 300 degrees C (lithium-ion cells);
     *    Can be made in any shape or size;
     *    Superior energy and power densities;
     *    Cost does not increase with reduction in size (constant $/cm2); and
     *    Completely safe under all operating conditions.

     Thin-film lithium-ion batteries have the additional advantage of being unaffected by heating to 300 degrees C. Many integrated circuits or IC's are assembled by the solder reflow or surface mount process in which all of the electronic components are soldered on to the board at the same time by heating to temperatures as high as 250 degrees C for a few minutes. Conventional batteries, such as coin or button cells, contain organic liquid electrolytes cannot survive such temperatures, and therefore must be added to the circuits as a separate component, often manually. Thin-film lithium-ion batteries in which the lithium metal anode is replaced with a high-temperature inorganic material that can accept large concentrations of lithium ions can be integrated into circuits using solder reflow.

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

Markets for Thin-Film Batteries.
--------------------------------

     Thin-film lithium and lithium-ion batteries are ideally suited for a variety of applications where a small power source is needed. They can be manufactured in any requirements of specific applications and they can be fabricated directly onto chips, chip carriers or multi-chip module packages. By using the available space on a ceramic package or even a silicon die, the battery can provide the required power while occupying otherwise wasted space and adding negligible mass.

     The range of possible applications of these batteries derives from their important advantages compared to conventional battery technologies: (1) Because of their all solid-state construction, the batteries are completely safe under all operating conditions. Moreover, they are unaffected by g-forces, thus making them uniquely suited for smart munitions and other applications in which extreme acceleration is experienced. (2) They can be made in any shape and size to meet the requirements of each application, and unlike conventional batteries, the cost of thin-film batteries decreases as their size decreases. (3) Lithium-ion thin-film batteries can be heated to a temperature of 300 degrees C with no degradation in performance. This means they can be added to integrated circuits using the highly efficient solder reflow process. (4) The batteries can be cycled thousands of times with negligible loss of capacity. This means that the size of the batteries needs to be no larger than required to satisfy the energy requirements on a single cycle. With cycle lives easily in excess of 5,000 cycles, it would require conventional primary coin cell, for example, to have 5,000 times more capacity than a thin-film battery for the same application. Recharging can take place using solar cells, by inductive coupling, e.g. through the skin, as well as by conventional means.

     Some of the immediate markets for thin-film batteries include the following consumer products, medical devices and government applications:

     Consumer Products.
     ------------------

          * Semiconductor applications: chip and non-volatile memory backup;
          *     Radio frequency identification tags;
          *     Smart cards;
          *     Ultra-thin watches; and
          * Micro-electromechanical systems, e.g. micron-sized valves and pumps.

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

     Descriptions of selected applications.
     --------------------------------------

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

     Non-volatile static random access memory is used in numerous products such as computers, time keeping chips and flash memory buttons. When the active power of a device with static random access memory is turned off, it is necessary to have a backup source of energy in order to retain memory in the chips. Because of the very low leakage currents of the complimentary metal-oxide semiconductor transistors that make up the memory, only small batteries are necessary to retain the memory during periods when the device is removed from active power, such as might occur in a blackout. Presently, non-rechargeable coin cells are used to backup non-volatile static access memory, but because they are not rechargeable and produced in standard minimum sizes, the battery often dominates the size of the static random access memory package. Since thin-film batteries can be cycled thousands of times with negligible loss of capacity, a thin-film battery many times smaller than a coin cell can be used as a backup power source. Also, only solid-state thin-film lithium-ion batteries can withstand the high temperatures required for solder reflow assembly, allowing them to be integrated into circuits along with the other components. Conventional coin cells must be added by hand. Thin-film batteries also can be deposited directly onto memory chips or chip packages, reducing the volume they occupy even further.

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

     Two Way Tags.
     -------------

     Two way tags are active devices that incorporate a miniature transmitter and/or receiver. The tag may be polled or transmit freely. Data may be read only or programmed by the interrogator. Typical applications include:

          *     Toll collection;
          *     Traffic management systems;
          *     Inter modal container management;
          *     Manufacturing process control;
          *     Waste management; and
          *     High value asset control.

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

     Micro-Electro-Mechanical Systems.
     ---------------------------------

     Micro-Electro-Mechanical Systems is a relatively new technology that exploits the existing microelectronics infrastructure to create complex machines with micron feature sizes. This type of a device involves the integration of mechanical elements, sensors, actuators and electronics on a common silicon substrate through the utilization of micro-fabrication technology. While the electronics are fabricated using integrated circuit process sequences, the micro-mechanical components are fabricated using compatible "micro-machining" process that selectively etch away parts of the silicon wafer or add new structural layers to form the mechanical and electro-mechanical devices.

     These miniature machines can have many functions, including sensing, communication and actuation. This new technology enables the realization of complex mechanical, electrical and chemical systems on a chip, and the integration of these systems with on-chip control and communication electronics. This enables the creation of intelligent microsystems that know where they are and what is going on around them.

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

     Future products.
     ----------------

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

Company Strategy.
-----------------

     Our strategy is to be first to penetrate the markets discussed above with the most reliable lowest cost product. In order to achieve these objectives, we will focus on the following key areas:

     Outsource Manufacturing.
     ------------------------

     Being first to market is important to our success. One of our first activities will be to find a manufacturing partner that can produce large quantities of samples. Outsourcing manufacturing with an established partner avoids the large cost ($50M to $100M) and long time (two - three years) to build a manufacturing plant. While the manufacturing partner is modifying production lines and materials are on order, prototype production will get underway in our research and development facility using an in-line sputtering tool as soon as the equipment can be installed. Most all of the equipment used in our research and development facility will be used and is readily available. This not only saves money over the cost of new equipment, but it also saves time.

     Initially Manufacture Li-Ion Batteries.
     ---------------------------------------

     As described in more detail in the Thin-Film Battery Technology section, batteries with lithium anodes (lithium batteries) offer some important advantages over lithium-ion batteries for some applications such as medical implant devices. However, while most of the fabrication steps are identical, the cost of manufacturing lithium batteries is higher than that of lithium-ion batteries because of the extra equipment and handling considerations required to deposit metallic lithium. Moreover, the market for thin-film lithium-ion batteries as backup power sources for non-volatile memory is large. With a manufacturing partner, lithium-ion batteries can rapidly be in production as facilities to deposit metallic lithium are under construction.

Location in Oak Ridge, Tennessee.
---------------------------------

     Dr. Bates' prior association with the Oak Ridge National Laboratory allows us, through the Laboratory's user program for corporations, to gain access to specialized equipment. This eliminates the need for us to purchase expensive equipment that is infrequently used but is critically important to our intended business. In addition to the personnel at ORNL, Oak Ridge has a large talent pool of former and retired employees with special skills in machining, electronics and materials characterization. These specialists can be hired as permanent or part-time employees or as
consultants.   Suitable buildings have been identified in Oak ridge for ORME's research and development center that are conveniently located close to ORNL and machine shops that will be needed to fabricate masks and other parts required to make thin-film batteries. In addition to the personnel at ORNL, Oak Ridge has a large talent pool of former and retired employees with special skills in machining, electronics, and materials characterization. These specialists can be hired as permanent or part-time employees or as consultants. There is ample space in Oak Ridge for our research and development center. Several of the available buildings are close to machine shops that will be needed to fabricate mask and other parts needed to make thin-film batteries.

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

     Staffing.
     ---------

           Business Office (three to six months);
           ---------------

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

Financial Projections.
----------------------

     The number of applications and markets for thin-film batteries will be limited by the cost of production. If the batteries can be produced at a cost $0.15/cm 2 of active battery area, high volume applications such as backup of nonvolatile memory are viable, and the size of the market is hundreds of millions of batteries per year. To estimate the margins, one manufacturer of non-volatile memory currently pays $0.50 to purchase and install coin cells in their non-volatile memory packages. It is estimated that a 2-cm 2 thin-film battery can replace the coin cell, so if the production cost is $0.15/cm 2, the profit is $0.20 or 67%. If the thin-film battery costs $0.20/cm 2 to manufacture, then the profit for the same battery is 25%, and so on.

     Rough estimates of net income were made based on certain assumptions of deposition rate, area coated per run, cost of materials, sputtering target utilization, operating costs, product yield, etc. and production capacity. In this case, the net income will depend on the production capacity. For example, with a production capacity of about 272,500 m2/yr, the net income is about $211M using reasonable assumptions for the variables in the cost model. Improvements in the yield from 60 % to 75 % increase the net income to $325M. The sputtering tools used in the glass coatings can be used to fabricate thin film batteries, and a production of nearly 273,000 m2 of batteries per year is about 0.2 % of the predicted production output in the glass coating industry by the year 2003.

     The production capacity required to achieve these net incomes reinforces the necessity to find a manufacturing partner with large area deposition capability such as that found in the glass coatings industry. The savings in capital investment money need to construct a factory is estimated at $50M to $100M.

     The time to deposit the thin film components of the battery is a large fraction of the production costs. If we are successful in developing a production process that is only two times faster than present sputtering technology, then for a 75 % yield the net profit increases to over $418M.

     Low-cost, high volume applications such as non-volatile memory backup and rf tags represent the bottom of the profit ladder typical of consumer products. Government applications are much less cost sensitive, and in most cases performance far outweighs cost in the selection of a battery technology. This is especially true where battery replacement is extremely expensive, as for example in devices that are used in space missions. Similarly, performance and reliability are much more important than cost for implantable medical devices. Although the number of batteries needed for government or medical applications will not be as large as required by consumer products, the margins from such applications will be much higher. For example, from the expected market size and estimated profit margins, the net income from implantable defibrillators alone could reach $100M and require far smaller production capacity.

     The price of the thin-film battery initially will be higher than competitive backup power sources such as coin cell batteries. However, management believes that the semiconductor manufacturer can justify the increased cost through savings in the solder reflow process, the real estate saved on the chip or board, the ability to design smaller devices and the reliability benefits to the consumer.

     Initial battery prices will be established to be competitive and to build demand. Price reductions can be implemented once the market demand is built, manufacturing yields are optimized, and margins improve. Price reductions that result from production increases and operation efficiency will enable new markets to open and demand from present markets to increase.

     If there is one conclusion about thin-film batteries that should be obvious it is this: Finding markets for the thin-film products will not be the challenge; the challenge is to rapidly develop the product and bring it successfully to market.


            PRELIMINARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, AND SPECIFICALLY UNDER THIS HEADING, ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995.   SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND
THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND
THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY.   ASSUMPTIONS RELATING TO THE
FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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


April 13, 2002                               s/Andersen Andersen and Strong
Salt Lake City, Utah

                   GLOBAL ACQUISITIONS, INC.
                           BALANCE SHEET
                         December 31, 2001

ASSETS
CURRENT ASSETS

 Cash                                                           $   3,493

         Total Current Assets                                   $   3,493

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                  3,218

     Total Current Liabilities                                     3,218

STOCKHOLDERS' EQUITY

    Preferred stock
      10,000,000 shares authorized at $0.10 par value;
      non issued and outstanding                                      -
 Common stock
       100,000,000 shares authorized at $.001 par value;
       78,580,060 issued and outstanding                           78,580
 Capital in excess of par value                                 5,739,725
 Stock subscriptions received - Note 5                             75,000
    Accumulated deficit - Note 1                               (5,893,030)

   Total Stockholders' Deficiency                                     275

                                                             $      3,493

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

Business Experience.
--------------------

     John B. Bates. Dr. Bates is 60 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years. He recently left ORNL with a plan to commercialize the thin-film batteries. Dr. Bates invented or co-invented 11 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

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

          8-K/A-2 Current Report dated April 7, 2000, and filed with the Securities and Exchange Commission on May 8, 2001.**

          8-K Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on January 24, 2002.**

          8-K/A-1 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on March 8, 2002.**

          8-K/A-2 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on March 11, 2002.**


Exhibits*
Number
------
          (i)

 3 Certificate of Amendment to the Articles of Incorporation changing the name to "Oak Ridge Micro-Energy, Inc."**

21         Subsidiary**

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

                              OAK RIDGE MICRO-ENERGY, INC.


Date:4/24/02                         By /s/ Mark Meriwether
                                   Mark Meriwether, President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 4/24/02                 By   /s/ Mark Meriwether
                                   Mark Meriwether, President and Director



Date: 4/25/02                 By   /s/John B. Bates
                                   John B. Bates, CEO and Director