Form 10QSB
period 2002-03-31
GLOBAL ACQUISITION INC
filed 2002-05-15
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of March 31, 2002

Common stock , $0.001                78,879,078

2                              INDEX
                                                                 Page
PART I.                                                          Number

     ITEM 1.   Financial Statements (unaudited)                     3

               Balance Sheets                                       4
                March 31, 2002 and December 31, 2001

               Statements of Operations
                For the three months ended March 31, 2002           5
                and 2001 and the period from January 1, 1996
                to March 31, 2002

               Statements of Cash Flows
                For the three months ended March 31, 2002           6
                and 2001 and the period from January 1, 1996 to March 31, 2002

               Notes to Financial Statements                        7

     ITEM 2.   Plan of Operations                                  10

PART II

               Signatures                                          11

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying balance sheet of Oak Ridge Micro-Energy, Inc. (development stage company) at March 31, 2002 and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2002 and 2001 and the period January 1, 1996 to March 31, 2002, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

               OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                  March 31, 2002 and December 31, 2000
                                                    Mar 31,     Dec. 31,
                                                    2002           2001

ASSETS
CURRENT ASSETS

 Cash                                        $    25,140    $     3,493
                                             -----------    -----------
         Total Current Assets                     25,140          3,493
                                             -----------    -----------
OPTION-note 3                                     10,000              -
                                             -----------    -----------
                                             $    35,140    $     3,493
                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party         $    16,550    $         -
    Accounts payable                               7,505          3,218
                                             -----------    -----------
     Total Current Liabilities                    24,055          3,218
                                             -----------    -----------
STOCKHOLDERS' EQUITY

 Common stock
      100,000,000 shares authorized at $.001 par
      value; 78,879,078 issued and outstanding
      On March 31; 78,580,060 on Dec 31           78,879         78,580
 Capital in excess of par value                5,741,726      5,732,025
 Stock subscriptions received-note 6             145,000         75,000
 Accumulated deficit -note 1                  (5,954,520)    (5,885,330)
                                             -----------    -----------
   Total Stockholders' Equity                     11,085            275
                                             -----------    -----------
                                             $    35,140    $     3,493
                                             ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY,
                    CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001 and the Period
January 1, 1996 (date of inception of development stage) to March 31, 2002
                                         Three Months Ended        Period
                                             March 31,          Jan 1, 1996
                                          2002        2001   to Mar 31, 2002
REVENUES                                     $      - $      -   $       -
                                             -------- --------   ---------
EXPENSES

   Research and development                    40,700        -     138,200
   Administrative                              28,490    1,315     162,881
   Interest                                         -        -     340,159
                                             -------- --------   ---------
NET LOSS - before other income and expense    (69,190)  (1,315)   (641,240)

OTHER INCOME AND EXPENSE

   Loss of assets                                   -        -  (4,608,767)
   Gain on settlement of debt                       -        -   1,615,082
                                             -------- --------  ----------
NET PROFIT (LOSS)                            $(69,190)$ (1,315)$(3,634,925)

NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic                                    $      - $      -
                                             -------- --------
AVERAGE OUTSTANDING
   SHARES

        Basic (stated in 1000's)               78,879   77,005
                                             -------- --------

The accompanying notes are an integral part of these financial statements.

                 OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001 and the period January
1, 1996 (date of inception of development stage) to March 31, 2002
                                         Three Months Ended       Period
                                             March 31,        Jan 1, 1996
                                          2002        2001   to Mar 31, 2002
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                         $(69,190)  $ (1,315) $ (3,634,925)

 Adjustments to
 reconcile net loss to
 net cash provided by
 operating activities

    Change in accounts  payable              20,837      1,315       390,247
    Issuance of common stock for expenses
    and contribution to capital for expenses      -          -        91,133
    Loss of assets                                -          -     4,608,767
    Gain on settlement of debt                    -          -    (1,615,082)
                                           --------  ---------  ------------
          Net Cash From (Used)
          in Operations                     (48,353)         -      (159,800)


CASH FLOWS FROM INVESTING
 ACTIVITIES                                       -          -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Stock subscriptions received-note 6         70,000          -       145,000
 Proceeds from stock issued                       -          -        40,000
                                          ---------  ---------  ------------

Net Increase in cash                         21,647          -        25,140

Cash at Beginning of Period                   3,493          -             -
                                          ---------  ---------  ------------
Cash at End of Period                     $  25,140  $       -  $     25,140
                                          =========  =========  ============
NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 298,980 shares common stock for services - 1996     $     20,933
Issuance of 16,687,300 shares common stock for services and
expenses - 2000                                                       55,200
Issuance of 94,815,920 shares common stock for settlement of
debt - 2000                                                          174,490
Contribution to capital-expenses                                      15,000
Issuance of 1,750,000 shares common stock for payment of debt - 2001  48,716
Issuance of 23,049,018 shares common stock for all shares of
subsidiary - 2002                                                          -

The accompanying notes are an integral part of these financial statements.

               OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS

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

The Company, and its subsidiary, have acquired an option to purchase the rights to further develop a rechargeable thin-film lithium battery for use in a variety of applications, such as, semiconductor and computer manufacturers, and implantable medical devices. (Note 3)

The Company became inactive after 1995 and is considered to be in the development stage after that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On March 31, 2002, the Company had accumulated net operating losses of $5,954,520. The tax benefit of approximately $1,786,356 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

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

           OAK RIDGE MICRO-ENERGY,  INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Principals of Consolidation

The consolidated financial statements shown in this report includes the assets and liabilities of Oak Ridge Micro-Energy, Inc. (parent) and Oak Ridge Micro-Energy Inc. (subsidiary)

All intercompany transactions have been eliminated

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

3.  OPTION  AGREEMENT

On December 28, 2001 the subsidiary acquired an option to purchase the rights for the further development of a rechargeable thin-film lithium battery for use in a variety of applications, such as, semiconductor and computer manufacturers (excepting portable computers), and implantable medical devices, by the payment of $10,000 to UT Battelle LC.

The option may be exercised by the payment of $100,000 before December 31, 2002 and the payment of a 5% royalty on all net sales.

           OAK RIDGE MICRO-ENERGY,  INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS

4.  PURCHASE OF ALL SHARES OF OAK RIDGE MICRO-ENERGY INC.

During January 22, 2002 an officer returned 22,750,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 23,049,018 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc.(subsidiary) and as part of the acquisition the Company changed its name to Oak Ridge Micro- Energy, Inc. (parent) on February 13, 2002.
Oak Ridge Micro-Energy, Inc.(subsidiary) was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the further development of a rechargeable thin-film lithium battery for use in a variety
of applications, such as,  semiconductor and  computer manufacturers,   and
implantable medical devices through an option to purchase the rights from UT Battelle LLC. The subsidiary has had no operations and its only asset is the option outlined above which was recorded at its cost of $10,000. (Note 3)

The acquisition has been recorded under the purchase method of reporting with no good will recognized.

5.  RESEARCH AND DEVELOPMENT

On November 12, 2001 the Company entered into a research and development agreement to further develop the thin film battery outlined in note 4. The terms of the agreement includes the lease of equipment to be used in the development process and the payment of consulting fees and expenses during the development process. If the development process is successful the Company may purchase the license for a payment of $50,000, and the issuance of 2,000,000 common shares of the Company, toward a purchase price to be negotiated by the parties.

The terms of the agreement includes payments as follows;
       Lease of equipment for six months at $35,000 and after six months at
         $5,000 per month.
       Consultant fees at $5,000 per week, plus expenses, to continue for a period to be determined by the parties.

The agreement may be terminated by the Company at any time with no further obligation.

On March 31, 2002 all of the terms of the agreement had been complied with.

6.  COMMON CAPITAL STOCK

During December 2001 the Company completed a private placement of 200,000 common shares for $40,000.
Common shares have been returned and canceled and new shares have been issued to officers-directors as outlined in note 4.
The Company received stock subscriptions of $75,000 for the purchase of 375,000 common shares, to be issued in June 2002, under a private placement. During March 2002 the Company completed a private placement memorandum for the sale of 400,000 to 2,000,000 common shares at $.25. On the date of this report the Company had received $70,000 for the purchase of 280,000 common shares, to be issued in June 2002.

           OAK RIDGE MICRO-ENERGY,  INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors (and their families) and their controlled entities have acquired 86% of the outstanding common stock.
During 2000 and 2001 the Company issued 96,565,920 common shares for the payment of debt of $223,206 due an officer.
During 2000 the Company issued 16,687,300 common shares for services and expenses provided by officers of $55,200.
On December 21, 2001 an officer returned 40,000,000 post split common shares to the Company for cancellation with no consideration.
On January 25, 2002 an officer returned 22,750,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 23,049,018 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc. (Note 4)

8.   RECISSION OF ACQUISITION OF  SUBSIDIARY

On February 18, 2000, the Company acquired all of the outstanding stock of "Thin Battery, Inc"., a Nevada corporation through a stock for stock exchange agreement.
On February 14, 2001 the acquisition of Thin Film Battery, Inc. (subsidiary) was mutually recinded and the stock issued in connection with the acquisition was returned to the Company and canceled.
This report has been prepared showing the rescission of the acquisition retroactively.

9.  GOING CONCERN

The Company acquired an option to further develop a thin-film battery which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for the future planned activity. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through the additional equity funding outlined in note 6 which will enable the Company to conduct operations for the coming year.

Item 2.   Plan of Operation.
----------------------------

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

Results of Operations.
----------------------

     The Company had no revenues or operations during the three months ended March 31, 2002 or 2001, with accrued expenses $28,490 and $1,315 for administrative expenses, and $40,700 and $0 for research and development resulting in a loss of ($69,190) and ($1,315) in the respective quarters ended March 31, 2002 and 2001.

     The Company had $25,140 in cash assets, with current liabilities of $24,055, for the quarter ended March 31, 2002.

Liquidity.
----------

     The Company had $25,140 cash or liquid resources during the quarter ended March 31, 2002, and expenses were paid by an advance by a principal stockholder.

     We estimate receiving net proceeds of approximately $490,000 from out current private offering by the end of next quarter, which should fund our operations for six to 10 months.

     The Company will need additional working capital to be successful in its planned endeavors.

Forward Looking Statement.
--------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the thin film battery industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the thin film battery industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the thin film battery industry, the development of products and that may be superior to the products and services offered by the Company, demand for thin film batteries, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 5/14/02                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President