Form 10QSB
period 2002-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2002-08-19
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of June 30, 2002

Common stock, $0.001                84,879,078

2                              INDEX
                                                                 Page
PART I.                                                          Number

     ITEM 1.   Financial Statements (unaudited)                     3

               Consolidated Balance Sheets                          4
                June 30, 2002 and December 31, 2001

               Consolidated Statements of Operations
                For the three and six months ended June 30, 2002    5
                and 2001 and the period from January 1, 1996
                to June 30, 2002

               Consolidated Statements of Cash Flows
                For the six months ended June 30, 2002              6
                and 2001 and the period from January 1, 1996 to June 30, 2002

               Notes to Financial Statements                        7

     ITEM 2.   Plan of Operations                                  11

PART II

               Signatures                                          12

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying balance sheet of Oak Ridge Micro-Energy, Inc. and subsidiary (development stage company) at June 30, 2002 and December 31, 2001 and the related consolidated statements of operations and of cash flows for the three and six months ended June 30, 2002 and 2001 and the period January 1, 1996 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

               OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                   June 30, 2002 and December 31, 2000
                                                    Jun 31,     Dec 31,
                                                    2002           2001

ASSETS
CURRENT ASSETS

 Cash                                        $ 1,161,094    $     3,493
                                             -----------    -----------
         Total Current Assets                  1,161,094          3,493
                                             -----------    -----------
EQUIPMENT-net of accumulated depreciation
-note 2                                           58,703              -
OPTION-note 3                                     10,000              -
PATENT APPLICATION                                 5,000              -
                                             -----------    -----------
                                             $ 1,234,797    $     3,493
                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                              47,213          3,218
                                             -----------    -----------
     Total Current Liabilities                    47,213          3,218
                                             -----------    -----------
STOCKHOLDERS' EQUITY

 Common stock
      100,000,000 shares authorized at $.001 par
      value; 84,879,078 issued and outstanding
      On June 30; 78,580,060 on December 31       84,879         78,580
 Capital in excess of par value                7,123,726      5,732,025
 Stock subscriptions received-note 6             105,000         75,000
 Accumulated deficit -note 1                  (6,126,021)    (5,885,330)
                                             -----------    -----------
   Total Stockholders' Equity                  1,187,584            275
                                             -----------    -----------
                                             $ 1,234,797    $     3,493
                                             ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY,
                    CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2002 and 2001 and the Period
January 1, 1996 (date of inception of development stage) to June 30, 2002
                      Three Months Ended  Six Months Ended       Period
                            June 30,         June 30,          Jan 1, 1996
                      2002          2001  2002        2001    to June 30, 2002
REVENUES              $     2,162  $      -  $  2,162 $      -   $   2,162
                      -----------  --------  -------- --------   ---------
EXPENSES

   Research and
     development           20,000         -    60,700        -     158,200
   Admisitrative          150,573         -   179,063    1,315     313,454
   Depreciation             3,090         -     3,090        -       3,090
   Interest                     -         -         -        -     340,159
                      -----------  --------  -------- --------   ---------
                          173,663         -   242,853    1,315     814,903
NET LOSS - before
other income and
expense                  (171,501)        -  (240,691)  (1,315)   (812,741)

OTHER INCOME AND EXPENSE

   Loss of assets               -         -         -          -  (4,608,767)
   Gain on Settlement
   of debt                      -         -         -          -   1,615,082
                        ---------  --------  --------  ---------  ----------
NET PROFIT (LOSS)       $(171,501) $      - $(240,691) $  (1,315)$(3,806,426)
                        =========  ========  ========  =========  ==========
NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic               $       -  $      - $       -  $       -
                        ---------  -------- ---------  ---------
AVERAGE OUTSTANDING
   SHARES

        Basic (stated in
        1000's)            84,879    77,005    81,879     77,055
                        ---------  --------  --------  ---------

The accompanying notes are an integral part of these financial statements.

                 OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001 and the period January
          1, 1996 (date of inception) to June 30, 2002
                                          Six Months Ended       Period
                                             June 30,        Jan 1, 1996
                                          2002        2001   to June 30, 2002
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net profit (loss)                        $(240,691)  $ (1,315) $ (3,806,426)

 Adjustments to
 reconcile net loss to
 net cash provided by
 operating activities

    Change in accounts  payable               6,495      1,315       375,905
    Depreciation                              3,090          -         3,090
    Issuance of common stock for expenses
    and contribution to capital for expenses      -          -        91,133
    Loss of assets                                -          -     4,608,767
    Gain on settlement of debt                    -          -    (1,615,082)
                                           --------  ---------  ------------
          Net Cash From (Used)
          in Operations                    (231,106)         -      (342,613)
                                           --------  ---------  ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of equipment                      (61,793)         -       (61,793)
 Acquisition of patent application           (5,000)         -        (5,000)
                                           --------  ---------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Stock subscriptions received-note 6         70,000          -       105,000
 Proceeds from stock issued               1,385,500          -     1,465,500
                                          ---------  ---------  ------------
Net Increase in cash                      1,157,601          -     1,161,094

Cash at Beginning of Period                   3,493          -             -
                                          ---------  ---------  ------------
Cash at End of Period                    $1,161,094  $       -  $  1,161,094
                                          =========  =========  ============
NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 298,980 shares common stock for services - 1996     $     20,933
Issuance of 16,687,300 shares common stock for services and
expenses - 2000                                                       55,200
Issuance of 94,815,920 shares common stock for settlement of
debt - 2000                                                          174,490
Contribution to capital-expenses                                      15,000
Issuance of 1,750,000 shares common stock for payment of debt - 2001  48,716
Issuance of 23,049,018 shares common stock for all shares of
subsidiary - 2002                                                          -

The accompanying notes are an integral part of these financial statements.

               OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,000,000 shares with no par value. Since inception the Company has completed five name changes resulting in its present name. On March 6, 2000 the authorized common stock was changed to a par value of $.001. Since inception, the Company has completed four stock splits resulting in its present capitalization. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company, and its subsidiary, is in the business to further develop a rechargeable thin-film lithium battery for use in a variety of applications.

The Company became inactive after 1995 and is considered to be in the development stage after that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 2002, the Company had an accumulated net operating loss available for carryover of $357,452. The tax benefit of approximately $107,236 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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

           OAK RIDGE MICRO-ENERGY,  INC. AND SUBSIDIARY
              NOTES TO FINANCIAL STATEMENTS-continued

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Equipment

Equipment consists of office and other equipment used in the research and development of the thin-film lithium batter and is being depreciated over five years using the straight line method of depreciation.

   Cost                         $61,793
   Accumulated depreciation       3,090
                                -------
                                $58,703

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

3.  OPTION  AGREEMENT

On December 28, 2001 the subsidiary acquired an option to purchase the rights for the further development of a rechargeable thin-film lithium battery for use in a variety of applications, such as, RFID tags for airlines and supply chain management, drug delivery systems and implantable medical devices, and non-volatile memory backup, by the payment of $10,000 to UT Battelle LC. The option may be exercised by the payment of $80,000 before December 31, 2002 and the payment of a 5% royalty on all net sales.

           OAK RIDGE MICRO-ENERGY,  INC. AND SUBSIDIARY
             NOTES TO FINANCIAL STATEMENTS-continued

4.  PURCHASE OF ALL SHARES OF OAK RIDGE MICRO-ENERGY INC.

During January 15, 2002 the Company acquired all of the outstanding stock of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada") from its sole stockholder John B. Bates, PhD. in a forward triangluar merger between our newly formed wholly-owned subsidiary and Oak Ridge Nevada. The shares of Oak Ridge Nevada were converted into and exchanged for 23,049,018 shares of the Company or approximately 29% of the post-acquisition outstanding stock after the cancellation of 22,750,000 shares that were owned by Mark Meriwether, President and sole pre-acquisition director and executive officerand as part of the acquisition the Company changed its name to Oak Ridge
Micro- Energy, Inc.  on February 13, 2002.

Oak Ridge Nevada was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the commercializing the thin-film battery. Oak Ridge Nevada has had no operations and its only asset is the option outlined above which was recorded at its cost of $10,000. (note 3)

The acquisition has been recorded under the purchase method of reporting with no good will recognized.

5.  RESEARCH AND DEVELOPMENT

On November 12, 2001 the Company entered into a research and development agreement to develop a fast coating process for the thin film battery based on plasma arc deposition. During April 2002 the Company terminated the agreement due to non-performance.

6.  COMMON CAPITAL STOCK

During December 2001 the Company completed a private placement of 200,000 common shares for $40,000.
Common shares have been returned and canceled and new shares have been issued to officers-directors as outlined in note 4.
The Company received stock subscriptions of $105,000 for the purchase of 525,000 common shares, to be issued in August 2002, under a private placement. During May 2002 the Company completed the sale of 2,000,000 restricted common shares for $500,000 and received $889,000, after costs, resulting from a settlement of litigation in which an related party sought the re-issuance of 4,000,000 shares of common stock.

           OAK RIDGE MICRO-ENERGY,  INC. AND SUBSIDIARY
             NOTES TO FINANCIAL STATEMENTS-continued

7.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors (and their families) and their controlled entities have acquired 80% of the outstanding common stock.
During 2000 and 2001 the Company issued 96,565,920 common shares for the payment of debt of $223,206 due an officer.
During 2000 the Company issued 16,687,300 common shares for services and expenses provided by officers of $55,200.
On December 21, 2001 Mark Meriwether, President and former sole director, returned 40,000,000 common shares to the Company for cancellation with no consideration.

On January 25, 2002 Mark Meriwether, President and former sole director, returned 22,750,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 23,049,018 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc. (Note 4)

8.   RECISSION OF ACQUISITION OF  SUBSIDIARY

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

     We have raised approximately one-half of our first year's needs in funding from our private placement of "restricted securities" that commenced on March 1, 2002, and we concluded this offering during May 2002. Net proceeds of approximately $500,000 from this offering should fund our planned operations for the next six to 10 months.

     We also received $889,000, after costs, from a settlement of litigation in which an unrelated party sought the re-issuance of 4,000,000 shares of common stock.

Results of Operations.
----------------------

     The Company had $2,162 and $0 in revenues during the three months ended June 30, 2002 and 2001, respectively, with $150,573 and $0 for administrative expenses, $20,000 and $0 for research and development, and $3,090 and $0 for depreciation resulting in a loss of ($171,501) and ($0) in the respective quarters ended June 30, 2002 and 2001.

     The Company had $2,162 and $0 in revenues during the six months ended June 30, 2002 and 2001, respectively, with $179,063 and $1,315 for administrative expenses, $60,700 and $0 for research and development, and $3,090 and $0 for depreciation resulting in a loss of ($240,691) and ($1,315) for the six months ended June 30, 2002 and 2001.

Liquidity.
----------

     The Company had $1,161,094 in cash, with current liabilities of $47,213, for the quarter ended June 30, 2002.

     We received net proceeds of approximately $500,000 from our current private offering in this quarter, which should fund our operations for six to 10 months.

     We also received $889,000, after costs, resulting from the settlement of litigation in which an unrelated party sought the re-issuance of 4,000,000 shares of common stock.

Forward-Looking Statements.
---------------------------

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

Item 5.   Other Information.
----------------------------

     John B. Bates resigned as our CEO to devote full time to the development of our technology as our Chief Technology Officer. He continues to serve as one of our directors.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

          8-K Current Report dated April 1, 2002, and filed with the Securities and Exchange Commission on May 30, 2002.**

          8-K/A-4 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on April 24, 2002.**

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 8/19/02                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Oak Ridge Micro-Energy, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Meriwether, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Mark Meriwther
President
8/19/02