Form 10QSB
period 2002-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2002-11-19
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 033-20344-LA
                                            ------------

                          OAK RIDGE MICRO-ENERGY, INC.
                          ----------------------------
              (Name of Small Business Issuer in its Charter)

         COLORADO                                           94-3431032
         --------                                           ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                              275 Midway Lane
                         Oak Ridge, Tennessee 37830
                         --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (865) 220-8895

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of September 30, 2002
       -----              ------------------------------------

Common stock, $0.001                85,254,078

                               INDEX
                                                                 Page
PART I.                                                          Number

     ITEM 1.   Financial Statements (unaudited)                     3

               Balance Sheets                                       4
                September 30, 2002 and December 31, 2001

               Statements of Operations                             5
                For the three and nine months ended September 30, 2002 and 2001 and the period from January 1, 1996 to September 30, 2002

               Statement of Changes in Stockholders' Equity         6
                For the period January 1, 1996 to September 30, 2002

               Statements of Cash Flows                             7
                For the nine months ended September 30, 2002 and 2001 and the period from January 1, 1996 to September 30, 2002

               Notes to Financial Statements                        8

     ITEM 2.   Plan of Operations                                  12

PART II

               Signatures                                          13

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The accompanying balance sheet of Oak Ridge Micro-Energy, Inc. and subsidiary (development stage company) at September 30, 2002, and December 31, 2001, and the related statements of operations and of cash flows for the three and nine months ended September 30, 2002, and 2001, and the period January 1, 1996 to September 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                     OAK RIDGE MICRO-ENERGY, INC.
                          BALANCE SHEETS
                September 30, 2002 and December 31, 2001
                                                    Sep 30,      Dec 31,
                                                    2002           2001

ASSETS
CURRENT ASSETS

 Cash                                        $   823,887    $     3,493
                                             -----------    -----------
         Total Current Assets                    823,887          3,493
                                             -----------    -----------
EQUIPMENT-net of accumulated depreciation
-note 2                                          204,664              -
OPTION-note 3                                     10,000              -
PATENT PENDING                                     5,000              -
                                             -----------    -----------
                                             $ 1,043,551    $     3,493
                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                               2,310          3,218
                                             -----------    -----------
     Total Current Liabilities                     2,310          3,218
                                             -----------    -----------
STOCKHOLDERS' EQUITY

 Common stock
      100,000,000 shares authorized at $.001 par
      value; 85,254,078 issued and outstanding
      On September 30; 78,580,060 on December 31  85,254         78,580
 Capital in excess of par value                7,198,351      5,732,025
 Stock subscriptions received-note 5              30,000         75,000
 Accumulated deficit -note 1                  (6,272,364)    (5,885,330)
                                             -----------    -----------
   Total Stockholders' Equity                  1,041,241            275
                                             -----------    -----------
                                             $ 1,043,551    $     3,493
                                             ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                OAK RIDGE MICRO-ENERGY, INC.
                   STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002 and 2001 and the Period
January 1, 1996 (date of inception of development stage) to September 30, 2002
                      Three Months Ended  Nine Months Ended       Period
                         September 30,      September 30,       Jan 1, 1996 to
                      2002          2001  2002        2001  September 30, 2002
REVENUES              $     3,514  $      -  $  5,676 $      -   $   5,676
                      -----------  --------  -------- --------   ---------
EXPENSES

   Research and
     development           18,184    48,750    78,884   48,750     176,384
   Administrative         197,773     7,623   307,646    8,938     511,227
   Depreciation             3,090         -     6,180        -       6,180
   Interest                     -         -         -        -     340,159
                      -----------  --------  -------- --------   ---------
                          219,047    56,373   392,710   57,688   1,033,950
NET LOSS - before
other income and
expense                  (215,533)  (56,373) (387,034) (57,688) (1,028,274)

OTHER INCOME AND EXPENSE

   Loss of assets               -         -         -          -  (4,608,767)
   Gain on Settlement
   of debt                      -         -         -          -   1,615,082
                        ---------  --------  --------  ---------  ----------
NET PROFIT (LOSS)       $(215,533) $(56,373)$(387,034) $ (57,688)$(4,021,959)
                        =========  ========  ========  =========  ==========
NET PROFIT (LOSS) PER COMMON
 SHARE

    Basic               $       -  $      - $       -  $       -
                        ---------  -------- ---------  ---------
AVERAGE OUTSTANDING
   SHARES

        Basic (stated in
        1000's)            84,879    77,005    81,879     77,055
                        ---------  --------  --------  ---------

The accompanying notes are an integral part of these financial statements.

                    OAK RIDGE MICRO-ENERGY, INC.
                    (Development Stage Company)
              STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
       Period January 1, 1996 (date of inception of development stage) to
                        September 30, 2002
______________________________________________________________________________
                                      Common Stock    Excess of   Accumulated
                                     Shares   Amount  Par Value     Deficit
Balance January 1, 1996            4,050,840  $4,051 $5,419,020  $(2,319,595)

Issuance of common stock
for services at $.07-1996            298,980     299     20,634            -

Net operating loss for the year
ended December 31, 1996                    -       -          -   (4,748,837)

Net operating loss for the year
ended December 31, 1997                    -       -          -     (111,272)

Net operating loss for the year
ended December 31, 1998                    -       -          -      (31,347)

Net operating loss for the year
ended December 31, 1999                    -       -          -      (31,347)

Issuance of common stock for
services at $.0032                 9,900,000  9,900      21,570            -

Issuance of common stock for
expenses at $.0035                 6,787,300  6,787      16,943            -

Issuance of common stock for
settlement of debt at $.0018      94,815,920 94,816     79,674             -

Issuance of common stock for
retirement of preferred stock        777,020    777     32,418             -

Contributions to capital -
expenses                                   -      -     15,000             -

Net operating profit for the year
ended December 31, 2000                    -      -          -     1,473,829

Return and cancellation of
common stock                     (40,000,000)(40,000)   40,000             -

Issuance of common stock for
payment of debt at $.032           1,750,000  1,750     46,966             -

Issuance of common stock for
cash at $.20                         200,000    200     39,800             -

Net operating loss for the year
ended December 31, 2001                    -      -          -      (116,761)

Balance December 31, 2001         78,580,060 78,580 $5,732,025   $(5,885,330)

Issuance of common stock for all
stock of Oak Ridge Micro Energy-
note 4                               299,018    299      9,701             -

Issuance of common stock for cash
net of costs- at $.237 - May 2002  6,000,000  6,000  1,382,000             -

Issuance of common stock for cash
at $.20 - September 2002             375,000    375     74,625             -

Net operating loss for the nine
months ended September 30, 2002            -      -          -      (378,034)

Balance September 30, 2002        85,254,078 85,254  7,198,351   $(6,272,364)

The accompanying notes are an integral part of these financial statements.

                          OAK RIDGE MICRO-ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001 and the period January
          1, 1996 (date of inception) to September 30, 2002
                                         Nine Months Ended       Period
                                          September 30,       Jan 1, 1996 to
                                          2002        2001  September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net profit (loss)                        $(387,034)  $(57,688) $ (4,021,959)

 Adjustments to reconcile net loss to
 net cash provided by operating activities
    Changes in accounts payable                (908)    53,188       437,692
    Depreciation                              6,180          -         6,180
    Issuance of common stock for expenses
    and contribution to capital for expenses      -      4,500        91,133
    Loss of assets                                -          -     4,608,767
    Gain on settlement of debt                    -          -    (1,615,082)
                                           --------  ---------  ------------
          Net Cash From (Used)
          in Operations                    (381,762)         -      (493,269)
                                           --------  ---------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                     (210,844)         -      (210,844)
 Acquisition of patent pending               (5,000)         -        (5,000)
                                           --------  ---------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock subscriptions received-note 6              -          -        30,000
 Proceeds from stock issued               1,418,000          -     1,503,000
                                          ---------  ---------  ------------
Net Increase in cash                        820,394          -       823,887

Cash at Beginning of Period                   3,493          -             -
                                          ---------  ---------  ------------
Cash at End of Period                    $  823,887  $       -  $    823,887
                                          =========  =========  ============
NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Issuance of 298,980 shares common stock for services - 1996     $     20,933
Issuance of 16,687,300 shares common stock for services and
expenses - 2000                                                       55,200
Issuance of 94,815,920 shares common stock for settlement of
debt - 2000                                                          174,490
Contribution to capital-expenses                                      15,000
Issuance of 1,750,000 shares common stock for payment of debt - 2001  48,716

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

The Company is in the business to further develop a rechargeable thin-film lithium battery for use in a variety of applications.

The Company became inactive after 1995 and is considered to be in the development stage after that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On September 30, 2002, the Company had an accumulated net operating loss available for carryover of $572,985. The tax benefit of approximately $171,896 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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

   Cost                         $210,844
   Accumulated depreciation        6,180
                                --------
                                $204,664

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

                   OAK RIDGE MICRO-ENERGY,  INC.
             NOTES TO FINANCIAL STATEMENTS-continued

4.  PURCHASE OF ALL SHARES OF OAK RIDGE MICRO-ENERGY INC.

During January 15, 2002 the Company acquired all of the outstanding stock of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada") from its sole stockholder John B. Bates, PhD. in a forward triangluar merger between our newly formed wholly-owned subsidiary and Oak Ridge Nevada. The shares of Oak Ridge Nevada were converted into and exchanged for 23,049,018 shares of the Company or approximately 29% of the post-acquisition outstanding stock after the cancellation of 22,750,000 shares that were owned by Mark Meriwether, President and sole pre-acquisition director and executive officerand as part of the acquisition the Company changed its name to Oak Ridge Micro- Energy, Inc. on February 13, 2002 and the subsidiary was merged into the parent.

Oak Ridge Nevada was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the commercializing the thin-film battery. Oak Ridge Nevada has had no operations and its only asset is the option outlined above which was recorded at its cost of $10,000. (note 3)

The acquisition has been recorded under the purchase method of reporting with no good will recognized.

5.  COMMON CAPITAL STOCK

The Company received stock subscriptions of $30,000 for the purchase of 150,000 common shares, to be issued in December 2002, under a private placement. During September the Company completed the sale of 350,000 for cash of $75,000. During May 2002 the Company completed the sale of 2,000,000 restricted common shares for $500,000 and received $889,000, after costs, resulting from a settlement of litigation in which an related party sought the re-issuance of 4,000,000 shares of common stock.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

On January 25, 2002 Mark Meriwether, President and former sole director, returned 22,750,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 23,049,018 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc. (Note 4)

                  OAK RIDGE MICRO-ENERGY,  INC.
             NOTES TO FINANCIAL STATEMENTS-continued

7.   RECISSION OF ACQUISITION OF  SUBSIDIARY

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

Item 2.   Plan of Operation.
----------------------------

     Our Plan of Operations for the next 12 months involves the opening of our new principal executive offices; opening, staffing and equipping a research and development center to conduct further research and development of thin-film battery technology; and locating a manufacturing partner for the manufacturing of thin-film batteries.

     We have raised approximately one-half of our first year's needs in funding from our private placement of "restricted securities" that commenced on March 1, 2002, and we concluded this offering during May 2002. Net proceeds of approximately $500,000 from this offering should fund our planned operations for the next six to 10 months.

     We also received $889,000, after costs, from a settlement of litigation in which an unrelated party sought the re-issuance of 4,000,000 shares of our common stock.

Results of Operations.
----------------------

     Our Company had $3,514 and $0 in revenues during the three months ended September 30, 2002, and 2001, respectively, with $197,773 and $7,623 for administrative expenses, $18,184 and $48,750 for research and development, and $3,090 and $0 for depreciation resulting in losses of ($215,533) and ($56,373) in the respective quarters ended September 30, 2002, and 2001.

     Our Company had $5,676 and $0 in revenues during the nine months ended September 30, 2002, and 2001, respectively, with $307,646 and $8,938 for administrative expenses, $78,884 and $48,750 for research and development, and $6,180 and $0 for depreciation resulting in losses of ($387,034) and ($57,688) for the nine months ended September 30, 2002, and 2001.

Liquidity.
----------

     Our Company had $823,887 in cash, with current liabilities of $2,310, for the quarter ended September 30, 2002.

     We received net proceeds of approximately $500,000 from our private offering last quarter, which should fund our operations for six to 10 months.

     We also received $889,000, after costs, resulting from the settlement of litigation in which an unrelated party sought the re-issuance of 4,000,000 shares of our common stock.

Forward-Looking Statements.
---------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the thin film battery industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the thin film battery industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the thin film battery industry, the development of products and that may be superior to the products and services offered by our Company, demand for thin film batteries, competition, changes in the quality or composition of our Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.  Controls and Procedures.
---------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures.

     Our President has evaluated our Company's disclosure controls and procedures as of November 14, 2002, and he has concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls.

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     None; not applicable.

Item 2.   Changes in Securities.
--------------------------------


     Recent Sales of Unregistered Securities.
     ----------------------------------------

Date         Name                               Shares         Consideration*
----         ----                               ------         --------------
9/17/2002    Joseph Cowan                       125,000           $25,000
9/17/2002    Surjit Ahluwalia                   250,000           $50,000

          * These proceeds are being added to our working capital.

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

               None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 11/18/02                         By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Mark Meriwether, President of Oak Ridge Micro-Energy, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 18, 2002            Signature:/s/Mark Meriwether
                                     Mark Meriwether
                                     President, CEO, Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Oak Ridge Micro-Energy, Inc. (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Mark Meriwether, President of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/Mark Meriwether
Mark Meriwether
President, CEO, Secretary/Treasurer
11/18/02