Form 10KSB
period 2002-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2003-04-15
CIK 830483

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                             FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2002
                                 -----------------

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

                               275 Midway Lane
                            Oak Ridge, TN 37830
                           --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 556-9928

                                Not Applicable
                                --------------
          (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.001 par value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X     No            (2)   Yes X     No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent calendar year. December 31, 2002; $4,570.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 11, 2003; $3,239,325. There are approximately 1,963,227 shares of our common voting stock of held by non-affiliates; the presented value is based upon the average bid prices of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), the only nationally recognized medium on which our common stock publicly trades.

                  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

     None; not applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date.

     April 11, 2003; Common stock; 8,679,915 shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

     See Part III, Item 13.

     Transitional Small Business Issuer Format   Yes X   No
                                                    ---     ---

     As used herein, the words and phrases "Oak Ridge Micro-Energy," the "Registrant," the "Company" or "Oak Ridge," and "we," "our," "us" and similar words of import, shall be considered synonymous references to Oak Ridge Micro-Energy, Inc.

                           PART I

Item 1. Description of Business.
     1.A. Background summary.
     1.B. Business Development Activities.
     1.C. Features of the Thin-Film Lithium and Lithium-Ion Batteries.
     1.D. Markets for Thin-Film Batteries.
     1.E. Detailed Market Applications.
     1.F. Financial Outlook.
     1.G. Use of Proceeds.
     1.H. The Competition.
     1.I. Effect of Existing or Probable Governmental Regulations on Business.
Item 2.  Description of Property.
Item 3.  Legal Proceedings.
Item 4.  Submission of Matters to a Vote of Security Holders.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
     5.A. Market Information.
     5.B. Stock Quotations.
     5.C. Recent Sales of Restricted Securities.
     5.D. Holders.
     5.E. Dividends.
Item 6.  Management's Discussion and Analysis or Plan of Operation.
     6.A. Plan of Operation.
     6.B. Results of Operations.
     6.C. Liquidity.
     6.D. Preliminary Notes Regarding Forward Looking Statements.
Item 7.  Financial Statements.
     Report of Independent Accountants.
     Balance Sheets as of December 31, 2002.
     Statements of Operations.
     Consolidated Statements of Changes in Stockholders' Equity.
     Consolidated Statements of Cash.
     Notes to Consolidated Financial Statements.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12. Certain Relationships and Related Transactions.
Item 13. Exhibits and Reports on Form 8-K.
Item 14. Controls and Procedures.
Signatures.
Certifications.

                          PART I

Item 1.  Description of Business.
---------------------------------

1.A. Background summary.
------------------------

     Oak Ridge Micro-Energy is developing a new, thin-film lithium battery technology for commercial, consumer, industrial, security and military use. Our corporate objective is to capitalize on delivering solutions for the world's micro-power needs.

     The battery is lithium-based and is manufactured to be thinner than common plastic wrap. Like the larger, traditional lithium batteries that power laptops and cell phones, this lithium battery is also rechargeable. Unlike traditional lithium batteries, the thin-film battery is intended for small, hi-tech, low power applications, some of which have not yet been developed or brought to market.

     Current anticipated uses include "smart" credit cards, security cards, wireless sensors, radio frequency identification tags, chip memory backup and advanced drug delivery devices. Future applications will grow as the availability of thin-film batteries increases.

     The technology has evolved over the past decade at the Oak Ridge National Laboratories ("ORNL"), a U. S. Government laboratory in Oak Ridge, Tennessee. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL and is now our Chief Technology Officer and a member of our Board of Directors.

     The batteries must be substantially manufactured in the United States, under our licensing agreement (the "Licensing Agreement"). There may be exportation limitations in to certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

     We are developing prototype batteries using our current laboratory-scale hardware. We are seeking additional capital to acquire equipment to manufacture thin-film batteries for pilot production requirements. Prototype batteries will be delivered to a variety of potential clients who desire samples to evaluate for integration into their products. We will likely develop a relationship with a third party manufacturing partner when quantities dictate to preserve capital. Batteries will be shipped directly to our customers, without the need for a distributor, in the short term.

     Until such time as our Company's prospective clients have evaluated prototypes and made commitments for commercial quantities of our product, we intend to apply for revenue from U. S. Government grants and research contracts, like our current grant from the Department of Defense. During fiscal 2003 and 2004, we anticipate that we may have between one and three clients, and would expect that number to grow in future years, as applications and the availability of thin-film batteries increases. Dr. Bates and our staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for our Company and our shareholders. Currently, we have made patent applications for an improved electrolyte and a new barrier coating to help the battery resist corrosion.

1.B. Business Development Activities.
-------------------------------------

     Developments Subsequent to December 31, 2002.
     ---------------------------------------------

     On January 6, 2003, a one for 10 reverse split of our outstanding securities, that was approved by our Board of Directors pursuant to the authority outlined in our Articles of Incorporation, became effective, reducing our outstanding securities from 86,505,078 shares to 8,650,415 shares, taking into account rounding up fractions to the nearest whole share. All computations in our Annual Report and the accompanying financial statements take these re-capitalizations into account.

     We exercised our right to acquire a non-exclusive Licensing Agreement of thin-film battery technology from the U.S. Department of Energy January 9, 2003. Previously, we had held an option to license this technology, and based upon our independent development of additional technology, intellectual property and processes related to the thin-film battery, we exercised our option.

     In January, 2003, we were awarded a contract with the Department of Defense to develop advanced battery materials. The program, funded through the Office of the Secretary of Defense, will develop new, nano-structured electrode materials for thin-film batteries. The $100,000 contract is a Phase I Small Business Innovative Research ("SBIR") grant, with a Phase II potential of $750,000. Phase II has not yet been awarded and is open to other applicants.

     Effective on February 10, 2003, we engaged SCS, Inc., a Utah corporation ("SCS"), as a consultant, and certain of its principals and employees, as consultants (the "SCS Consulting Agreement"), for a 12 month term, to render services and to provide advice respecting various matters, including but not limited to preparation of a new Business Plan; advice and recommendations of new and/or additional members of management; finding and evaluating a CFO; the implementation of an Advisory Board of Directors; finding funding sources; financial structure of divisions , projects and programs; implementing corporate goals; corporate structure and organization; strategic planning; general business consulting services; and other related services. SCS was paid an initial fee of $20,000; and is due to be issued 750,000 shares of our "restricted securities" (common stock) for these services, 350,000 shares of which are presently required to have been issued, and 400,000 shares of which will be issuable on or about August 10, 2003, if mutually agreed by the parties. Three persons, one of whom is a principal and two of whom are employees of SCS, will be issued an aggregate of 40,000 shares of our common stock for certain non-capital raising services that have been rendered to us under the SCS Consulting Agreement and that will be registered on Form S-8 of the Securities and Exchange Commission in the near future. The SCS Consulting Agreement also limited members of management from publicly trading any of their respective holdings of our common stock during the 12 month term, without the prior written consent of SCS.

     As of April, 2003, and presently, we have three full time employees and three part time employees.


     Developments During the Year Ended December 31, 2002.
     -----------------------------------------------------

     Effective as of January 15, 2002, we acquired all of the outstanding securities of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada"), from its sole stockholder, John B. Bates, Ph.D., our current Chief Technical Officer and a member of our Board of Directors. 2,304,902 shares of our common stock, or approximately 29% of our post-Oak Ridge Nevada acquisition outstanding securities (taking into account the cancellation of 2,275,000 shares of our common stock that were owned by Mark Meriwether, our President and a member of our Board of Directors) were issued to Dr. Bates in exchange for 100% of the Oak Ridge Nevada outstanding securities. Oak Ridge Nevada became our wholly-owned subsidiary on closing. For additional information regarding the Oak Ridge Nevada acquisition, see our 8-K/A-2 Current Report dated January 15, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

     Oak Ridge Nevada's only asset was an option to acquire a non-exclusive license from the U. S. Department of Energy pertaining to rechargeable thin-film lithium batteries that were discovered and invented by Dr. John B. Bates and his research team at ORNL. Dr. Bates was employed by ORNL for nearly 30 years and left ORNL to form Oak Ridge Nevada with a plan to commercialize this technology. We exercised this option on January 9, 2003, as outlined above.

     Dr. Bates' inventions and co-inventions have resulted in 12 patents. He authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the year; the 1996 R & D 100 Award (Thin-Film Battery) ORNL, Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

     On February 13, 2002, we changed our name to "Oak Ridge Micro-Energy, Inc." by amending our Certificate of Incorporation. A copy of that Certificate of Amendment was attached as Exhibit 3 to our 10-KSB Annual Report for the year ended December 31, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

     Commencing in March, 2002, we raised an aggregate of $500,000 in a private placement of our "restricted securities" (common stock) to "accredited investors at a price of $2.50 per share.

     In April, 2002, we engaged the services of J. R. Gaines as our Vice President of Business Development, a non-managerial position. Mr. Gaines brings years of experience in technology management and specific involvement in thin-film deposition materials. We also appointed David W. Floor as our Director of Finance, also a non-managerial position, who brings nearly 30 years of stock brokerage experience to us from his past employment in this industry. See Part III, Item 9.

     In May, 2002, we received $1,000,000 in gross proceeds through the settlement of litigation in which an unrelated third party, a national securities clearing firm whose name was required to be kept confidential as part of the settlement of this litigation, sought the re-issuance of 4,000,000 shares of our common stock. The litigation was filed in the United States District Court for the District of Utah, Case No. 2:02CV-0261C, and the third party claimed that, as a result of the erroneous, but good faith, cancellation of 400,000 shares of our Company's common stock in a prior and unrelated proceedings brought personally by our President, Mark Meriwether, against certain former principal shareholders of our Company who were related to the Thin Film Battery, Inc., a Nevada corporation ("Thin Film Battery), rescission outlined below, that the same number of shares should be reissued to the third party. We were named as a necessary party for the purpose of ensuring that all parties in interest received notice of the proceeding and to obtain the relief sought. The litigation was settled on terms approved as to fairness by the United States District Court. Under the settlement, we and our stock transfer agent were required to have reissued 400,000 shares of our common stock that had been erroneously cancelled in the proceeding brought by Mr. Meriwether for delivery to the Depository Trust Corporation ("DTC") in exchange for payment to us of $1,000,000 and the dismissal of other disputed claims. We received full compensation for the issuance of those shares.

     In September, 2002, we engaged the services of George Metos as our Vice President of Strategic Planning. Mr. Metos has experience in taking early stage technology companies to profitability.

     On October 3, 2002, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Colorado, a copy of which was attached as Exhibit 3 to our Form 8-A Registration Statement, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

     During December, 2002, we engaged the services of United Capital Group, Inc. ("United Capital" and the "United Capital Consulting Agreement"), for a six month term, to advise us on various matters, including but not limited to acquisitions and business opportunities; financial matters; review and advice regarding the overall progress of our operations; implementation of a marketing program to promote our image in our industry of operations; and to analyze and assess alternatives presented for raising capital for our requirements. United Capital was paid 125,000 shares of our "restricted securities" (common stock) for its services under the United Capital Consulting Agreement.

     Developments during the year ended December 31, 2001.
     -----------------------------------------------------

     On February 14, 2001, we rescinded our acquisition of all of the outstanding securities of Thin Film Battery that was completed on April 7, 2000. See our 8-KA-2 Current Report dated April 7, 2000, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13. In connection with this rescission, Mark Meriwether, our President, personally brought legal action against certain persons who received shares of our Company as part of this acquisition or were issued shares while such persons were in control of our Company following the closing of the acquisition to have the shares issued cancelled to our treasury. In the process of this proceeding, 400,000 shares that should not have been cancelled were in fact cancelled in good faith, and these shares were reissued to the third party as outlined above in consideration of the sum of $1,000,000 that was paid to us by the third party.

     On April 17, 2001, we filed a Certificate of Amendment to our Certificate of Incorporation changing our name to "Global Acquisition, Inc."

     We awarded a dividend of 20 shares of our stock for each one share of common stock owned on October 12, 2001; and Mark Meriwether, our then sole director and executive officer, delivered 200,000 pre-dividend shares that were owned by him to our transfer agent, Colonial Stock Transfer, for cancellation as contributed capital to us.

     All computations in our Annual Report and the accompanying financial statements also take these re-capitalizations into account.

     On November 12, 2001, we entered into a research and development agreement to further develop the thin film battery. The terms of the of the agreement included the lease of equipment to be used in the development process and the payment of consulting fees and expenses during the development process. If the development process was successful, we had the right to purchase the license to the process for a payment of $50,000 and the issuance of 2,000 shares of our common stock, toward a purchase price to be negotiated by the parties. The contracting party failed to honor its agreed upon commitments to us, and we abandoned this relationship.

     For additional information on other material business developments concerning our Company that occurred during the year ended December 31, 2001, see our 10-KSB Annual Report for the year ended December 31, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

     Developments during the year ended December 31, 2000.
     -----------------------------------------------------

     For information on material business developments concerning our Company that occurred during the year ended December 31, 2000, see our 10-KSB Annual Report for the year ended December 31, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13.

1.C. Features of the Thin-Film Lithium and Lithium-Ion Batteries.
-----------------------------------------------------------------

     Thin-film rechargeable lithium and lithium-ion batteries were discovered and developed at the Oak Ridge National Laboratory by Dr. John B. Bates and his team of scientists and engineers from research that spanned more than a decade. This new technology is based upon technical innovation that allow fabrication of batteries that are less than 15 micrometers (about 0.0006 inch) thick.

     Some of the additional unique properties of thin-film lithium and lithium-ion batteries that distinguish them from conventional batteries include:

     *    All solid-state construction (no liquid electrolyte);
     * Unaffected by G-forces or hydrostatic pressure (suitable for lamination and ballistic applications);
     * Can be recharged tens of thousands of times with negligible loss of capacity;
     * Can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 100 degrees C);
     * Rechargeable by solar cells, motion, body heat, and common rechargers;
     *    Superior energy and power densities;
     *    Cost does not increase with reduction in size; and
     * Can be made in virtually any shape or size, and is flexible when fabricated on flexible substrates;

     Many integrated circuits are assembled by the solder reflow or surface mount process in which all of the electronic components are soldered on to the board at the same time by heating to temperatures as high as 250 degrees Centigrade for a few minutes. Conventional batteries, such as coin or button cells, contain organic liquid electrolytes which cannot survive such temperatures, and therefore must be added to the circuits as a separate component, often manually. Because they can tolerate much higher temperatures, thin-film lithium-ion batteries can be integrated into circuits using the solder reflow process, thus cutting time and manufacturing costs, while adding recharge-ability and other valuable features.

1.D. Markets for Thin-Film Batteries.
-------------------------------------

     Thin-film lithium and lithium-ion batteries are ideally suited for a variety of applications where a small power source is needed. They can be manufactured in a variety of shapes and sizes, as required by the customer. By using the available space within a device, the battery can provide the required power while occupying otherwise wasted space and adding negligible mass.

     The range of possible applications of these batteries derives from their important advantages compared to conventional battery technologies. Because of their all solid-state construction, the batteries are much more environmentally friendly and are safer to use. They are unaffected by g-forces, thus making them uniquely suited for smart munitions and other applications in which extreme acceleration is experienced. They can be made in virtually any shape and size to meet the requirements of each application. The cost of manufacturing thin-film batteries decreases as their size decreases. The batteries can be cycled tens of thousands of times with negligible loss of capacity. This means that the size of the batteries needs to be no larger than required to satisfy the energy requirements on a single cycle, thus reducing cost and weight, which in itself may give birth to new applications. Recharging can take place using solar cells, by inductive coupling (including through the skin), by motion, as well as by conventional electrical means.

     We believe that numerous new applications will become apparent continually. At this point, anticipated uses include:

     * "smart" credit cards;
     * security cards;
     * wireless sensors;
     * radio frequency identification tags;
     * chip memory backup;
     * advanced drug delivery devices; and
     * Micro-Electro-Mechanical Systems.

1.E. Detailed Market Applications.
----------------------------------

     In "smart" credit cards and security cards, a thin-film lithium battery embedded in the card's plastic can provide unprecedented levels of consumer protection. The cards may contain digitized fingerprints stored in memory which would be compared to the "fingerprint swipe" information that is generated when the owner uses the card. A thin battery is necessary to power the memory and perform the comparison of fingerprints. There may be a variety of biometrics involved in addition to, or in place of the fingerprint.

     Thin-film lithium batteries will eventually power wireless sensors smaller than the size of a dime that can detect biological or chemical contaminants, movement and pressure, and transmit this information to a local receiver.

     Two decades ago, bar code technology revolutionized the way goods and merchandise were identified, priced and inventoried. However, bar code technology is limited in its application by the need for an unobstructed line-of-sight or physical contact between the bar code and the reader. Radio frequency identification eliminates this limitation. The tag would contain circuitry that enables it to radio its location to a central receiver which would sort out the information as needed. The tag requires a very thin battery to power the devices contained within it.

     Non-volatile static random access memory is used in numerous products such as computers, time keeping chips and flash memory. When the active power of a device with static random access memory is turned off, it is necessary to have a backup source of energy in order to retain memory in the chips.
Because of the very low leakage currents of the complimentary metal-oxide semiconductor transistors that make up the memory, only small batteries are necessary to retain the memory during periods when the device is removed from active power, such as might occur in a power outage. Presently, non-rechargeable coin cells are used to backup non-volatile static access memory, but because they are not rechargeable and are produced in standard minimum sizes, the battery often dominates the size of the static random access memory package. Since thin-film batteries can be cycled tens of thousands of times with negligible loss of capacity, a thin-film battery many times smaller than a coin cell can be used as a backup power source. Also, only solid-state thin-film lithium-ion batteries can withstand the high temperatures required for solder reflow assembly, allowing them to be integrated into circuits along with the other components. Conventional coin cells must be added by hand. Thin-film batteries also can be deposited directly onto memory chips or chip packages, reducing the volume they occupy even further.

     Drug delivery devices are being developed that would be inserted under the skin. Thin-film batteries are of interest to the designers of such devices because they contain no liquid electrolyte and because they are rechargeable tens of thousands of times. The battery might be coupled with a recharging system that capitalizes on body heat.

     Micro-Electro-Mechanical Systems ("MEMS") is a relatively new technology that exploits the existing microelectronics infrastructure to create complex machines with micron feature sizes. This type of a device involves the integration of mechanical elements, sensors, actuators and electronics on a common silicon substrate through the utilization of micro-fabrication technology. These miniature machines can have many functions, including sensing, communication and actuation. This new technology enables the realization of complex mechanical, electrical and chemical systems on a chip, and the integration of these systems with on-chip control and communication electronics. Miniature medical devices is one of the major future markets for micro electrical systems. One of the devices envisioned is a "nanorobot" small enough to navigate the narrowest blood vessel in order to check the human body for disease, battle bacteria or cancer cells, perform cell surgery and even repair genes. Miniature "rooters" will be able to work their way through every vein and artery and completely clear them of any plaque or fix potential problems. The successful development of autonomous micro-electronic systems devices requires an on-board power source. Only thin-film batteries are small enough to fill this need.

1.F. Financial Outlook.
-----------------------

     We have made projections of revenues based on the achievement of certain critical cost/performance goals. In addition, these goals must meet with a willing marketplace learning to use a new technology. Our Company is actively engaged in the commercialization and continued optimization of thin-film battery technology. Accordingly, our goal is to generate returns to our investors by manufacturing thin-film batteries, commercial prototyping of thin-film battery applications, intellectual property creation and the ongoing advancement of battery materials. We are developing partnerships based upon commercial applications of thin-film batteries and the development of advanced battery materials.

     We continue to develop projections of the market potential of our technology. In the event that we are successful in our efforts to commercialize thin-film batteries and advanced battery materials, a significant revenue stream is possible. The market for the overall lithium based rechargeable batteries is several billion dollars annually. While the share of that market which can be considered a "micro-battery" is currently small, several factors are stimulating the development of a business opportunity. The market for portable electronics devices, specifically card-like and miniature products, is expected to grow dramatically based on applications in supply chain management, national defense, homeland security, and medicine.

     Projections of our ongoing viability are based on the near term attraction of additional investment, technical success of our contract research effort, and development and commercial launch of our first application of the thin-film battery in 2004. A significant amount of resources, including people, equipment, and working capital, must come on line in concert with the achievement of critical manufacturing milestones for our projections to be realized.

     While our Company is pursuing additional investment. we are also actively engaged in the pursuit of new federal support for our advanced materials development efforts. We were awarded a Small Business Innovative Research grant by the Department of Defense in January of 2003. The active effort to achieve the near-term technical goals of this program may enable us to be awarded a Phase II program of up to $750,000. Additional programs of this nature will be proposed now and for several years to agencies such as the National Science Foundation, the National Institutes of Health and other federal agencies as we gain capacity.

     We also intends to create revenue through the sale of prototypes. We have begun manufacturing thin-film batteries and will have samples available for collaborators in the near future. Several of these programs are anticipated with the additional resources called for in our plan of operations. In addition, sales of consulting services and private development contracts complete the range of expected revenues.

     Success in our Company's prototyping activities will lead to revenues as new products are distributed across global markets. With the success of our current capitalization program, we expect to accomplish enough prototyping programs in the near future in order to identify and launch at least one commercial application in 2004. Certain critical cost/performance milestones must be met with suitable partners, applications and additional investment, for a successful commercial launch to occur.

     The heightened need for security coupled with the critically important national defense requirements ensures that many of the applications enabled by the thin-film battery will be funded through prototyping. Federal agencies, combined with their defense contractors, will be responsible to initiate an unprecedented security upswing with a worldwide clientele. The Homeland Security Initiative is forecasted to spend more than $300 billion in the next few years, but has yet to devise a development plan. A new breed of micro-electronic systems will spring from this funds pool, fueling growth in the sensor, card, wireless and chip markets.

     Research and Development expenditures for 2002 and 2001 were $123,871 and $97,500 respectively.

1.G. Use of proceeds.
---------------------

     We are currently seeking through a private placement approximately $3,500,000 in equity financing over the next 24 months. The primary objective of raising capital would be to increase our capacity to produce prototype batteries. A general illustration of use of proceeds is as follows.

    Cash requirements for the next 24 months are summarized as follows:

          Personnel                          $       700,000
          Equipment                          $     1,970,000
          Intellectual property and license  $       230,000
          Business development               $       600,000
                                             ---------------
          Total                              $     3,500,000
                                             ===============

1.H. The Competition.
---------------------

     Presently, there are five other U.S. companies that have licenses for manufacturing thin-film batteries using the Department of Energy's technology:
Infinite Power Solutions, Inc. (Littleton, CO); Front Edge Technology, Inc. (Baldwin Park, CA); Cymbet Corporation (Minneapolis, MN); Teledyne Electronic Technologies (Newport Beach, CA); and Excellatron (Atlanta, GA). The worldwide market for thin-film batteries may become quite large, and we view these other licensees as allies in promoting the value of thin-film batteries in the early years, whereas all licensees may become more competitive in later years. The other licensees began their businesses in 1998 or later. Some are better capitalized than we are; and some have greater manufacturing capacity at this point. Some are focused on solely developing batteries, while others are diversified.

1.I. Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------------

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

     Penny Stock.
     ------------

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

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Item 2.  Description of Property.
---------------------------------

     We have a five year lease on a 5,000 square foot laboratory facility in the city of Oak Ridge, Tennessee. The rental cost is $2,200 per month. This facility is adequate for us to develop prototypes in small quantities for research and for supplying potential customers for their evaluation. If we contract with a third party manufacturer for large quantities of the thin-film battery, then this laboratory facility may remain adequate for years.

     Dr. Bates' prior association with the Oak Ridge National Laboratory allows us, through the ORNL Laboratory's user program for corporations (also available to other licensees of the thin-film battery technology), to gain access to specialized equipment. This eliminates the need for us to purchase expensive equipment that is infrequently used but is critically important to our intended business. In addition to the personnel at ORNL, the city of Oak Ridge has a large talent pool of former and/or retired employees with special skills in chemistry, physics and materials characterization. These specialists can be hired as permanent or part-time employees or as consultants.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to our shareholders during the year ended December 31, 2002; however, prior to the filing of our Form 8-A Registration Statement with the Securities and Exchange Commission on October 8, 2002, our Board of Directors and members of our management who owned in excess of a majority of our outstanding voting securities adopted Amended and Restated Articles of Incorporation for us that were filed with the Secretary of State of Colorado on October 3, 2002. The only material portion of our former Articles of Incorporation that was amended in this filing was the addition of a provision that allowed the Board of Directors to effect re-capitalizations like forward and reverse splits without shareholder approval.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

5.A. Market Information.
------------------------

     Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "OKRE" as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2001 and 2002, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

5.B. Stock Quotations.
----------------------
                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

March 31, 2001                           .30              .2031

June 30, 2001                           1.80             .21875

September 30, 2001                      2.50                .75


December 31, 2001                       5.00               1.00


March 31, 2002                          6.70               3.00

June 30, 2002                           5.20               3.90

September 30, 2002                      4.40               1.10

December 31, 2002                       2.60               1.10


5.C. Recent Sales of Restricted Securities.
-------------------------------------------

     The following "restricted securities" have been sold by us during the past three years:

Common Stock Issued for       Number of Shares Sold         Consideration
-----------------------       ---------------------         -------------

Services-2000                        990,000                   $31,470

Expenses-2000                        678,730                   $23,730

Settlement of Debt-2000            9,481,592                  $174,490

Retirement of Preferred stock-2000    77,702                   $33,195

Settlement of Debt-2001              175,000                   $48,716

Sale of common stock at $0.20
per share                             20,000                   $40,000

Agreement and Plan of
Reorganization-2002                2,304,901                100% of the
                                                         outstanding shares of
                                                          Oak Ridge Nevada

Private Placement to
"Accredited Investors" in
2002                                 637,506                $1,463,000

United Capital                       125,000                   $62,000
Consulting Agreement

5.D. Holders.
-------------

     The number of record holders of our common stock as of April 11, 2003, was approximately 436; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

5.E. Dividends.
---------------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

6.A. Plan of Operation.
-----------------------

     A research facility has been established and equipped in Oak Ridge, Tennessee. The facility enables the manufacture and detailed characterization of thin-film batteries for a wide range of chemistries, including lithium and lithium ion devices.

     We have earned a backlog of research and development contracts from the Department of Defense and other organizations that will occupy our technical team for several months. This work will result in critical new intellectual property for the company. Batteries are being manufactured to satisfy demands for demonstrations and feasibility studies. Partners are being sought for projects that will integrate the company's thin-film battery into a variety of card, sensor and wireless applications.

     We are actively seeking new investment to sustain our business development activities. A planned expansion of prototyping capacity is dependent on the successful acquisition of several million dollars in new funds before the middle of 2003. In the event that we are unsuccessful in raising these funds, the commercialization of our technology will be substantially slowed. While our position as a developer of new battery innovations has been secured by business development efforts to date, we may be prevented from achieving significant revenue streams if we are unable to manufacture our product in volume.

     A search is also underway for manufacturing partners who can provide the resources needed to scale operations. While these conversations are preliminary, considerable interest in the technology has been expressed by several companies and it may be possible to secure an expanded manufacturing relationship in the next several months. In parallel with the effort to partner with a large thin-film device manufacturing organization, we will continue to pursue our role as a technology innovator and supplier of new intellectual property to the industry.

6. B. Results of Operations.
----------------------------

     We earned our first revenues in 2002. We were also awarded our first federal contract, an SBIR grant, for $100,000 which we intends to expand, utilizing the "Fast Track" option offered by the Department of Defense, into a total award of more than $1 million.

     Funds raised in 2002 have been sufficient to outfit our facility in Oak Ridge with the minimum equipment set required to fulfill our contractual commitments and achieve our initial milestones on our product road map. Without additional funds, we will have to substantially reduce our business development efforts in 2003, but our research activities are now sustainable based on contracts secured.

6. C. Financial performance.
----------------------------

     We earned our first battery related revenues, from consulting and testing services, in 2002. Initial staff was hired to design and acquire early stage thin-film battery fabrication and test equipment. Business development efforts begun with the authoring of several proposals for public and private research support for which there have been subsequent awards. The effective date of those awards fell in 2003 and no revenues were recognized from this work in 2002.

     These activities contributed to the increase in our sales, general, administrative and other expenses to $559,696 in 2002 from $19,261 in 2001. We also engaged in the development of new intellectual property during 2002. Non-legal expenses related to this activity were $123,871 in 2002 and $97,500 for 2001. During 2002, we began to acquire equipment for the fabrication and testing of thin-film batteries. These new assets resulted in a depreciation charge of $27,721 in 2002. We did not own capital equipment in 2001 and did not incur depreciation expenses. Cash accounts earned $8,765 in interest in 2002, and there was no interest earned on cash reserves during 2001.

     The combined effect of our Company's activities resulted in a loss of $(697,953) for 2002 compared with a loss of $(116,761) for the prior year. This resulted in losses per share in fiscal 2002 and 2001 of $(0.08) and $(0.02), respectively, based upon weighted average shares outstanding of 8,261,000 and 7,761,000, respectively.

6.D. PRELIMINARY NOTES REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------------

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, AND SPECIFICALLY UNDER THIS HEADING, ARE DEEMED BY OUR COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995.   SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND
THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF OUR COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF OUR COMPANY. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE OUR COMPANY TO ALTER OUR MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT OUR COMPANY'S RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY OUR COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF OUR COMPANY WILL BE ACHIEVED.

Item 7.  Financial Statements.
------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Title of Document                                                Page

Report of Independent Accountants                                F-1

Consolidated Balance Sheet as of December 31, 2002               F-2

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001 and for the period from January
1, 1996 (date of inception of development stage company) to
December 31, 2002                                                F-3

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the period for the period from January 1,1996
(date of inception of development stage company) to December 31,
2002                                                             F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001 and for the period from January 1,
1996 (date of inception of development stage company) to
December 31, 2002                                                F-6

Notes to Consolidated Financial Statements                       F-7

SELLERS AND ANDERSEN, L.L.C.
Certified Public Accountants and Business Consultants
941 East 3300 South, Suite 202
Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA
Telephone 801 486-0096
Fax 801 486-0098


Board of Directors
Oak Ridge Micro-Energy, Inc.
Salt Lake City, UT

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Oak Ridge Micro-Energy, Inc. (a development stage company) at December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 1996 (date of inception of development stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. at December 31, 2001, and the results of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 1996 (date of inception of development stage) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 15, 2003                                 s/Sellers and Andersen
Salt Lake City, Utah

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                     as of December 31, 2002

ASSETS                                                December 31, 2002
                                                      -----------------
Current assets:
     Cash and cash equivalents                           $    415,361
                                                         ------------
          Total current assets                                415,361

Furniture, fixtures, and equipment, net                       435,325

Other assets:
     Intangible assets, net                                    12,979
     Other assets                                               2,200
                                                         ------------
          Total assets                                   $    865,865
                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                    $     63,461
     Accrued liabilities                                       10,082
                                                         ------------
          Total current liabilities                            73,543
                                                         ------------
Commitments and contingencies  (see notes 3 and 7)

Stockholders' equity:
  Common stock, 100,000,000 shares authorized,
  $0.001 par value, 8,650,415 shares issued and
  outstanding at December 31, 2002, (see note 8 for
  information on effective stock split)                         8,650
  Stock subscriptions received (see note 8)                    30,000
  Additional paid in capital                                7,336,955
  Accumulated deficit (see note 1)                         (6,583,283)
                                                          -----------
          Total stockholders' equity                          792,322
                                                          -----------
          Total liabilities and stockholders' equity      $   865,865
                                                          ===========

The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
for the Years Ended December 31, 2002 and 2001 and for the Period from January 1, 1996 (date of inception of development stage) to December 31, 2002

                                                                Period from
                                                                January 1,
                                                                1996 to
                                             December 31,       December 31,
                                           2002       2001          2002
Revenues                                 $   4,570  $       -    $   4,570
                                         ---------  ---------    ---------
Operating costs and expenses:
     Research and development              123,871     97,500      221,371
     Selling, general, administrative
     and other                             559,696     19,261      684,087
     Depreciation and amortization          27,721          -       27,721
                                         ---------  ---------    ---------
  Total operating costs and expenses       711,288    116,761      943,170
                                         ---------  ---------    ---------
Operating loss                            (706,718)  (116,761)    (938,609)
Other income (expense):
     Interest expense                            -          -     (340,159)
     Interest and other income               8,765          -        8,765
     Loss on disposal of assets                  -          -   (4,608,767)
     Gain on settlement of debt                  -          -    1,615,082
                                         ---------  ---------   ----------
  Total other income (expense)               8,765          -   (3,330,755)
                                         ---------  ---------   ----------
        Net loss                         $(697,953) $(116,761) $(4,263,688)
                                         =========  =========   ==========
Basic and diluted weighted average
shares outstanding (in 000s)                 8,261      7,761
                                         =========  =========
Net loss per common share - basic and
diluted                                     $(0.08)    $(0.02)
                                         =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                            (a Development Stage Company)
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      for the Period from January 1, 1996 (date of inception of development stage) to December 31, 2002
______________________________________________________________________________
                    Preferred Stock   Common Stock    Additional   Accumulated
                    Shares   Amount  Shares   Amount  Paid-in Capital Deficit
Balance
January 1, 1996     331,950 $ 33,195   405,084 $  405 $5,422,666  $(2,327,295)

Issuance of
common stock
for services at
$.07                      -      -      29,898     30     20,903            -

Net operating
loss for the year
ended December 31,
1996                    -        -         -       -          -   (4,748,837)

Net operating loss
for the year ended
December 31, 1997       -        -         -       -          -     (111,272)

Net operating loss
for the year ended
December 31, 1998       -        -         -       -          -      (31,347)

Net operating loss
for the year ended
December 31, 1999       -        -         -       -          -      (31,347)

Issuance of common
stock for services
at $0.0032              -        -   990,000     990     30,480            -

Issuance of common
stock for expenses
at $0.0035              -        -   678,730     679     23,051            -

Issuance of common
stock for settlement
of debt at $0.0018      -        - 9,481,592   9,481    165,009            -

Issuance of common
stock for retirement
of preferred
stock            (331,950) (33,195)   77,702      78     33,117            -

Contributions to
capital                 -        -          -      -     15,000            -

Net income
for the year ended
December 31, 2000       -        -          -      -          -    1,473,829

Balance
December 31, 2000       -  $     - 11,663,006 $11,663$5,710,226$(5,776,269)

The accompanying notes are an integral part of the consolidated financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                            (a Development Stage Company)
             CONSOLIDATED STATEMENTS OF CHANGES  IN STOCKHOLDERS' EQUITY
      for the Period from January 1, 1996 (date of inception of development stage) to December 31, 2002
______________________________________________________________________________
                    Preferred Stock   Common Stock    Additional   Accumulated
                    Shares   Amount  Shares   Amount  Paid-in Capital Deficit
Balance
December 31, 2000         - $     - 11,663,006 $11,663 $5,710,226$(5,776,269)

Return and
cancellation of
common stock            -        -  (4,000,000)  (4,000)    4,000          -

Issuance of common
stock for payment
of debt at $0.032       -        -     175,000      175    48,541          -

Issuance of common
stock for cash at
$0.20                   -        -      20,000       20    39,980          -

Net loss                -        -           -        -         -   (116,761)

Balance
December 31, 2001       -        -   7,858,006  $ 7,858$5,802,747$(5,893,030)

Issuance of common
stock for
acquisition of Oak
Ridge Micro-Energy,
Inc.                    -       -       29,903       30     9,970          -

Sale of common stock,
net of offering costs
at $0.237               -       -      600,006      600 1,387,400          -

Sale of common stock,
net of offering costs
at $0.20                -       -       37,500       37    74,963          -

Issuance of common
stock for services      -       -      125,000      125    61,875          -

Net loss                -       -            -        -         -   (697,953)

Balance at December
31, 2002                -       -    8,650,415  $ 8,650 $7,336,955$(6,583,283)

                               F-5
The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years Ended December 31, 2002 and 2001 and for the Period from January 1, 1996 (date of inception of development stage) to December 31, 2002

                                                                Period from
                                                                January 1,
                                                                1996 to
                                             December 31,       December 31,
                                           2002       2001          2002
Cash flows from operating activities:
 Net income (loss)                       $(697,953) $(116,761) $(4,263,688)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization            27,721          -       27,721
   Issuance of common stock for services    62,000          -      153,133
   Loss on disposal of assets                    -          -    4,608,767
   Gain on settlement of debt                    -          -   (1,615,082)
 Increase (decrease) from changes in
 operating assets and liabilities:
   Other assets                             (2,200)         -       (2,200)
   Accounts payable and accrued
   liabilities                              70,325      5,252      439,735
                                          --------  ---------  -----------
   Net cash provided by (used in)
   operating activities                   (540,107)  (111,507)    (651,614)
                                          --------  ---------  -----------
Cash flows from investing activities:
 Purchases of furniture, fixtures and
 equipment                                (462,363)         -     (462,363)
 Purchase of intangible assets             (13,662)         -      (13,662)
 Issuance of stock to a related party for
 settlement of debt                              -     48,716       48,716
                                          --------  ---------  -----------
   Net cash used in investing activities  (476,025)    48,716     (427,309)
                                          --------  ---------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock  1,418,000     40,000    1,493,000
 Proceeds from issuance of common stock
  subscription                                   -     75,000       40,000
                                         ---------  ---------  -----------
   Net cash provided by financing
   activities                            1,418,000    115,000    1,533,000
                                         ---------  ---------  -----------
Increase in cash and cash equivalents      411,868      3,493      415,361

Cash and cash equivalents at beginning
of year                                      3,493          -            -
                                         ---------  ---------  -----------
Cash and cash equivalents at end of year $ 415,361  $   3,493  $   415,361

                                         =========  =========  ===========

Supplemental schedule of non-cash
investing and financing activities:
  Acquisition of Oak Ridge Micro-Energy
  in exchange for stock                  $  10,000          -            -

The accompanying notes are an integral part of the consolidated financial statements.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as "the Company" or "Oak Ridge") was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name "Vates Corp.". Since inception, the company has completed six name changes resulting in its present name. With the current year acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation ("Oak Ridge Nevada"), the name of the Company was changed from Global Acquisitions, Inc. The Company has changed the par value of its stock and effected two stock splits (see note 8). The accompanying consolidated financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

Effective January 15, 2002, we acquired all of the outstanding securities of Oak Ridge Nevada, in a forward triangular merger between a newly formed wholly-owned subsidiary and Oak Ridge Nevada. All of the issued and outstanding shares of common stock of Oak Ridge Nevada were converted into and exchanged for 2,304,902 shares of the Company's common stock. As part of the agreement, Mark Meriwether, the President and CEO of the Company, agreed to return and rescind 2,275,000 share of Common Stock. The acquisition was accounted for using the purchase method of accounting (see note 5). All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of the acquisition, the Company owns the rights to acquire a non-exclusive license from Oak Ridge National Laboratory ("ORNL"), a laboratory managed by UT Battelle LLC for the U.S. Department of Energy. The license pertains to electrically and solar rechargeable thin-film lithium batteries (see note 3).

The Company became inactive after 1995 and is considered to be in the development stage after that date. The Company's principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.

The Company incurred a net loss from continuing operations of $697,953 for the year ended December 31, 2002, and as of December 31, 2002 had a shareholder's deficit of $6,583,283 and working capital of $341,818. The Company anticipates that revenues generated from its continuing operations will be insufficient during 2003 to fund ongoing operations and product development. The Company anticipates that additional funds will be necessary from public or private financing markets to successfully finance ongoing operations and product development. The Company is currently pursuing additional funding through the private placement of its stock, terms of which have not been determined. The availability of such funds will depend on prevailing market conditions and the financial condition and results of operations of the Company. There can be no assurance that such financing will be available.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2   Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with financial institutions in Utah and Tennessee. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.

Furniture, fixtures, equipment and software

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

          Production equipment                       5-7  years
          Computer equipment                         3-10 years
          Office furniture and fixtures              3-5  years

Long-lived assets that are to be disposed of by sale are measured at the lower of book value or estimated net realizable value less costs to sell.

Betterments and renewals that extend the life of the assets are capitalized. Other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operations. The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its furniture, fixtures, equipment and software may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.
If the expected future net cash flows are less than the carrying value, impairment is recognized based on the fair value of the asset.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2   Summary of Significant Accounting Policies, continued

Intangible assets

Effective January 1, 2002, the Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The adoption of SFAS 141 and 142 did not impact the results of operations or financial condition of the Company. All business combinations are accounted for using the purchase method and goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its intangible assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than carrying value, impairment is recognized based on the fair value of the asset. Amortization of intangible assets is calculated using the straight-line method over the following periods:

               Patent pending          5 years

Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and development costs

The Company expenses internal research and development costs, which primarily consist of salaries.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2   Summary of Significant Accounting Policies, continued

Revenue recognition

Revenue is recognized on the sale and the delivery of a product or the completion of services provided.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Examples of significant estimates include revenue recognition and the ultimate recoverability of long-lived assets.

Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except where their effect would be anti-dilutive. The Company did not have any dilutive securities outstanding at December 31, 2002. As a result, basic and diluted net loss per share are the same.

Recent accounting pronouncements

On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective January 1, 2003 and is not expected to have a material impact on the Company's results of operations or financial condition.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2   Summary of Significant Accounting Policies, continued

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. All provisions of SFAS 144 were adopted on January 1, 2002 and did have an impact on the Company's results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002", which rescinds FAS Nos. 4, 44 and 64 and amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material impact on the Company's results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires the recognition of a liability for costs associated with an exit or disposal activity when incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company's results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation   Transition and Disclosure   an amendment of FASB Statement No.
123 ("SFAS 148"). SFAS 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company expects to follow the provisions of APB 25 for stock-based compensation plans.

In November 2002, the FASB issued FASB Interpretation Number, or FIN, 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN 34)." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 is not expected to have a significant effect on the Company's results of operations or financial condition.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2   Summary of Significant Accounting Policies, continued

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for the Company after January 31, 2003 and is not expected to have a material impact on the Company's results of operations or financial condition.

Note 3   Technology Licensing Option Agreement

As a result of the acquisition of Oak Ridge Nevada, the Company owns the rights to acquire a non-exclusive license from Oak Ridge National Laboratory ("ORNL"), a laboratory managed by UT Battelle LLC for the U.S. Department of Energy. The license pertains to electrically and solar rechargeable thin-film lithium batteries. The initial payment was made in 2002 for $10,000. A second payment of $10,000 was made in the first quarter of 2003. Additional payments of $40,000 and $20,000 in common stock of the Company are due by June 30, 2004 and July 30, 2004, respectively. An incremental royalty fee of five percent applies to all net sales of products incorporating the licensed technology.

Note 4   Purchase of all Shares of Oak Ridge Micro-Energy, Inc.

On January 15, 2002 the Company acquired all of the outstanding stock of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada") from its sole stockholder John B. Bates, PhD. in a forward triangular merger between a newly formed wholly-owned subsidiary and Oak Ridge Nevada. The shares of Oak Ridge Nevada were converted into and exchanged for 2,304,901 shares of the Company or approximately 29% of the post-acquisition outstanding stock after the cancellation of 2,275,000 shares that were owned by Mark Meriwether, President and sole pre-acquisition director and executive officer. As part of the acquisition the Company changed its name to Oak Ridge Micro- Energy, Inc. in February 13, 2002 and the subsidiary was merged into the parent.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4   Purchase of all Shares of Oak Ridge Micro-Energy, Inc. continued

Oak Ridge Nevada was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the commercializing the thin-film battery. Oak Ridge Nevada had no operations and its only asset was the option outlined above which was recorded at its cost of $10,000.

The acquisition was recorded using the purchase method of accounting with no goodwill recognized.

Note 5 - Furniture, Fixtures, Equipment and Software

Furniture, fixtures and equipment consisted of the following at December 31, 2002:

             Production equipment           $439,641
             Computer equipment               18,386
             Office furniture and fixtures     4,335
                                            --------
                                             462,363
             Less accumulated depreciation   (27,721)
                                            --------
                                            $435,325
                                            ========

Note 6   Intangible Assets

Intangible assets consisted of the following at December 31, 2002:

            Patent pending                   $13,662
            Accumulated amortization            (683)
                                            --------
            Net intangible asset            $ 12,979
                                            --------

Aggregate amortization expense of intangibles for the years ended December 31, 2002 and 2001 was $683 and $0, respectively. Anticipated amortization expense for intangible assets for the next five years are as follows:

                         2003                         $2,732
                         2004                          2,732
                         2005                          2,732
                         2006                          2,732
                         2007                          2,049

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7   Commitments

The Company has one operating lease for its office space located in Oak Ridge, Tennessee. The Company's rental expense for this lease was $15,400 and $0 for 2002 and 2001, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following at December 31, 2002:

                                                 Operating
                                                 Leases
                  Year ending December 31:
                          2003                   $ 26,400
                          2004                     26,400
                          2005                     26,400
                          2006                     11,000
                                                 --------
                  Total minimum payments         $ 90,200
                                                 ========

Note 8   Stockholders' Equity

The Company's only issued and authorized equity shares consist of common stock, par value $0.001. Effective January 6, 2003, the Company effected a ten to one reverse split of its outstanding common stock, while retaining the current par value of $0.001. The accompanying consolidated financial statements have been prepared retroactively showing the after spilt effect with a par value of $0.001 since inception.

In December 2002, the Company issued 125,000 shares of its common stock to a consultant for general business services. The services were recorded at their estimated fair value of $62,000 and recognized as expense in the fourth quarter of 2002.

During 2001, the Company received stock subscriptions of $105,000 for the purchase of 37,500 shares of common stock under a private placement. As of December 31, 2002, 15,000 of the shares had yet to be issued.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8   Stockholders' Equity, continued

During May 2002, the Company completed the sale of 200,000 shares of common stock for $500,000.

During 2002, the Company reached a settlement with a third party regarding the re-issuance of 400,000 share of common stock. As a result of the settlement, net proceeds of $889,000 were received and 400,000 shares of common stock were issued.

Note 9   Significant Transactions with Related Parties

Officers, directors, and their controlled entities have acquired approximately 78% of the outstanding common stock.

During 2000 and 2001 the Company issued 9,656,592 common shares for the payment of debt of $223,206 due an officer.

During 2000 the Company issued 1,668,730 common shares for services and expenses provided by officers of $55,200.

On December 21, 2001 Mark Meriwether, President and former sole director, returned 4,000,000 common shares to the Company for cancellation with no consideration.

On January 25, 2002, Mark Meriwether, President and former sole director, returned 2,275,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 2,304,901 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc.

Note 10   Rescission of Acquisition of Subsidiary

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

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11   Income Taxes

The Company recognized no income tax benefit from its losses in 2002 and 2001.

At December 31, 2002, the Company had net operating loss carry forwards for both federal and state income tax purposes of approximately $596,585. The tax benefit from the loss carry forwards of approximately $178,976 has been fully offset by a valuation allowance. The valuation allowance at December 31, 2002 and 2001 has been provided to reduce the total deferred tax assets to the amount that is considered more likely than not to be realized, primarily because the Company has not generated taxable income from its business operations. It is at least reasonably possible that a change in the valuation allowance may occur in the near term.

The net operating loss will expire starting in 2014 through 2024.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; not applicable; however, C. Rex Andersen has changed the name of his firm to Sellers and Andersen.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2002, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

                                           Date of             Date of
                     Positions            Election or        Termination
   Name                 Held              Designation       or Resignation
   ----              ---------            -----------       --------------

John B. Bates, Ph.D.
                      President             1/15/02             3/31/02
                      Director              1/15/02                *
                      CEO                   1/15/02             3/31/02
                      CTO                   3/31/02                *

Mark Meriwether
                      CEO                   3/31/02                *
                      President             2/14/01             1/15/02
                      President             3/31/02                *
                      Director              2/14/01                *
                      Secretary             2/14/01                *
                      Treasurer             2/14/01                *


          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of our current directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of our Board of Directors. The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     Dr. John B. Bates, Ph.D. Dr. Bates is 61 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years. He recently left ORNL with a plan to commercialize the thin-film batteries. Dr. Bates invented or co-invented 12 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

     Mark Meriwether. Mr. Meriwether is 46 years of age, and for the past 18 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     To the knowledge of management, no present or former director, person nominated to become a director, executive officer, promoter or control person of our Company:

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

Key Employees.
--------------

     David W. Floor, Director of Finance. Mr. Floor is 53 years of age, and was employed in the securities industry for 32 years, holding Series 7 and Series 55 licenses with the NASD, as well as a Series 63 license with the Utah Securities Division. Until his appointment as Director of Finance for us in April, 2002, he was a NASDAQ securities trader, as well as a registered representative for numerous clients, with Alpine Securities Corporation from 1990 and a number of other brokerage firms prior to 1990.

     James R. Gaines, Jr., Vice President of Business Development, age 46, joined the company after successful careers with other material technology companies such as Lake Shore Cryotronics, Inc. and Superconductive Components, Inc. (OTCBB:SCCI). While with SCCI, Gaines helped develop a comprehensive product line of superconductive materials and devices. That development lead to a family of patented technologies. In addition to his extensive work in superconductor materials and technologies, he also managed the development and manufacture of the critical cathode and electrolyte materials developed by Dr. Bates. Until recently, that company commanded a 100% market share for the battery materials used by the licensees to make their products.

     He has also established technical sales and marketing organizations in the U. S., Europe and Asia. He has traveled extensively to promote new technologies in off-shore markets including trade shows and seminars. Gaines developed and managed a comprehensive marketing program, including space ads, internet, direct mail, travel, trade show and in-house sales staff development. With loyal clients in more than 40 countries world wide, he helped build SCCI into the first profitable, and best known, target material company in high temperature superconductivity.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To the best knowledge of our management, all required reports of directors, executive officers and 10% stockholders required to be filed under
Section 16(a) of the Exchange Act have been timely filed.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark         12/31/01    0     0     0         0           0      0       0
Meriwether   12/31/02    0     0  $62,000      0           0      0       0
President
Sec'y/
Treasurer
Director

John B.      12/31/01    0     0     0         0           0      0       0
Bates        12/31/02 $115,000 0     0         0           0      0       0
CTO
and Director

Stock Option Plans.
-------------------

     There are no cash compensation, deferred compensation or long term incentive plans that have been adopted by our Company. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. However, it is anticipated that a Stock Option Plan and management "restricted securities" grants or other options and awards will be considered and adopted by the Board of Directors in fiscal 2003 to attract new members of management and to retain those presently serving with us.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

      There are presently no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement or other termination of such person's employment with our Company or our subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than 5% of our Company's common stock as of December 31, 2002:

                                            Number and Percentage
                                         of Shares Beneficially Owned
                                         -----------------------------

Name and Address                                 12/31/02(1)
----------------                                 -----------

John B. Bates, Ph.D.                          2,304,902 - 26.6%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Confetti Enterprises, Inc. (2)                  600,000 - 6.9%
3046 East Brighton Place
Salt Lake City, Utah 84121

Mark Meriwether                               2,836,736 - 32.7%
3046 East Brighton Place
Salt Lake City, Utah 84121

David W. Floor                                  975,000 - 11.2%
5820 So. Tolcate Woods Lane
Salt Lake City, Utah 84121

      (1) Percentages are based on 8,650,415 shares of common stock outstanding at December 31, 2002.

      (2) Confetti Enterprises is solely owned by Mr. Meriwether's wife, Collette Meriwether.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of December 31, 2002:

                                             Number and Percentage
                                          of Shares Beneficially Owned
                                          ----------------------------

Name and Address                                   12/31/02(1)
----------------                                   -----------

John B. Bates, Ph.D.                            2,304,902 - 26.6%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Mark Meriwether (2)                             3,436,786 - 39.6%
3046 East Brighton Place
Salt Lake City, Utah 84121

      (1) Percentages are based on 8,650,415 shares of common stock outstanding at December 31, 2002.

      (2) Confetti Enterprises, which is solely owned by Mr. Meriwether' wife, owns 600,000 shares of our common stock; these shares are included in the beneficial ownership of Mr. Meriwether.

Changes in Control.
-------------------

    There has been no change in control of our Company since January 6, 2001. See our 8-K Current Report dated January 6, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13. Also see our 8-K Current Report dated January 15, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, Part III, Item 13, respecting our acquisition of Oak Ridge Nevada that is described in Part I, Item 1, above.

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

Reports on Form 8-K.
--------------------

          8-K Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on January 24, 2002.**

         8-K/A-1 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on March 8, 2002.**

          8-K/A-2 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on March 11, 2002.**

          8-K/A-3 Current Report dated January 15, 2002, and filed with the Securities and Exchange Commission on April 24, 2002.**

          8-K Current Report dated April 1, 2002, and filed with the Securities and Exchange Commission on May 30, 2002.**

Exhibits*
Number
------
          (i)

21         Subsidiary**

          (ii)                                 Where Incorporated
                                              In This Annual Report
                                              ---------------------
Form 8-A Registration Statement                  Part I, Item 1

     Exhibits

          3 Amended and Restated Articles of Incorporation

10-KSB Annual Report for the year ended
December 31, 2001**                              Part I, Item 1

     Exhibits

          3  Certificate of Amendment**

8-K Current Report dated January 6, 2000 and
filed with the Securities and Exchange
Commission on March 7, 2000**                    Part I, Item 1

8-K Current Report dated April 7, 2000 and
filed with the Securities and Exchange
Commission on April 28, 2000**                   Part I, Item 1

8-K/A-1 Current Report dated April 7, 2000 and
filed with the Securities and Exchange
Commission on February 14, 2001**                Part I, Item 1

8-K/A-2 Current Report dated April 7, 2000 and
filed with the Securities and Exchange
Commission on May 8, 2002**                      Part I, Item 1

10-KSB Annual Report for the year ended
December 31, 2000**                              Part I, Item 1

          * Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

          ** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14. Controls and Procedures.
---------------------------------

Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OAK RIDGE MICRO-ENERGY, INC.


Date:4/15/03                       By /s/ Mark Meriwether
                                   Mark Meriwether, President and Director


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 4/15/03                      By /s/ Mark Meriwether
                                   Mark Meriwether, President/CEO and Director

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Mark Meriwether, CEO, President and Secretary/Treasurer of Oak Ridge Micro-Energy, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant (the "Annual Report");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 15, 2003               Signature: /s/Mark Meriwether
                                     Mark Meriwether
                                     President/Treasurer

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Oak Ridge Micro-Energy, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the
"Annual Report"), I, Mark Meriwether, CEO, President, Secretary/Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/Mark Meriwether
President
CEO
Treasurer
Director
4/15/03