Form 10QSB
period 2003-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2003-05-20
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003
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

                               275 Midway Lane
                         Oak Ridge, Tennessee 37830
                         --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 556-9928

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of March 31, 2003
       -----              --------------------------------

Common stock, $0.001                8,679,915

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The accompanying balance sheet of Oak Ridge Micro-Energy, Inc. and subsidiary (development stage company) at March 31, 2003, and the related statements of operations and of cash flows for the three months ended March 31, 2003, and 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.
                                3

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                       as of March 31, 2003

ASSETS                                                 March 31, 2003
                                                       --------------
Current assets:
     Cash and cash equivalents                           $    208,378
                                                         ------------
          Total current assets                                208,378

Furniture, fixtures, and equipment, net                       451,632

Other assets:
     Intangible assets, net                                    90,970
     Other assets                                               2,200
                                                         ------------
          Total assets                                   $    753,180
                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                    $     75,134
     Accrued liabilities                                       13,125
                                                         ------------
          Total current liabilities                            88,259
                                                         ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, 100,000,000 shares authorized,
  $0.001 par value, 8,679,915 shares issued and
  outstanding at March 31, 2003, (see note 4 for
  information on effective stock split)                         8,680
  Stock subscriptions received (see note 4)                    80,000
  Additional paid in capital                                7,373,801
  Accumulated deficit (see note 1)                         (6,797,560)
                                                          -----------
          Total stockholders' equity                          664,921
                                                          -----------
          Total liabilities and stockholders' equity      $   753,180
                                                          ===========

The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2003 and 2002 and for the Period from
January 1, 1996 (date of inception of development stage) to March 31, 2003

                                                                Period from
                                                                January 1,
                                                                1996 to
                                               March 31,        March 31,
                                           2003       2002         2003
Revenues                                 $   9,676  $       -    $  14,246
                                         ---------  ---------    ---------
Operating costs and expenses:
     Research and development               50,650     40,700      272,021
     Selling, general, administrative
     and other                             151,323     28,490      845,410
     Depreciation and amortization          22,777          -       50,498
                                         ---------  ---------    ---------
  Total operating costs and expenses       224,750     69,190    1,167,929
                                         ---------  ---------    ---------
Operating loss                            (215,074)   (69,190)  (1,153,683)
                                         ---------  ---------    ---------
Other income (expense):
     Interest expense                            -          -     (340,159)
     Interest and other income                 797          -        9,562
     Loss on disposal of assets                  -          -   (4,608,767)
     Gain on settlement of debt                  -          -    1,615,082
                                         ---------  ---------   ----------
  Total other income (expense)                 797          -   (3,324,282)
                                         ---------  ---------   ----------
        Net loss                         $(214,277) $ (69,190) $(4,477,965)
                                         =========  =========   ==========
Basic and diluted weighted average
shares outstanding                       8,664,437  7,887,908
                                         =========  =========
Net loss per common share - basic and
diluted                                     $(0.02)    $(0.01)
                                         =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                            (a Development Stage Company)
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Three Months Ended March 31, 2003

______________________________________________________________________________
                    Preferred Stock   Common Stock    Additional   Accumulated
                    Shares   Amount  Shares   Amount  Paid-in Capital Deficit
Balance at December
31, 2002                -       -    8,650,415  $ 8,650 $7,336,955$(6,583,283)

Issuance of common
stock for services
at $1.25 per share      -       -       29,500       30     36,846          -

Net loss                -       -            -        -          -   (214,277)
                    -----  ------  -----------  -------  --------- ----------
Balance at March
31, 2003                -       -    8,679,915  $ 8,680 $7,373,801$(6,797,560)
                    =====  ======  ===========  =======  ========= ==========

                               F-3
The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2003 and 2002 and for the Period from
January 1, 1996 (date of inception of development stage) to March 31, 2003

                                                                Period from
                                                                January 1,
                                                                1996 to
                                               March 31,       March 31,
                                           2003       2002          2003
Cash flows from operating activities:
 Net income (loss)                       $(214,277) $ (69,190) $(4,477,965)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization            22,777          -       50,502
   Issuance of common stock for services    36,875          -      190,008
   Loss on disposal of assets                    -          -    4,608,767
   Gain on settlement of debt                    -          -   (1,615,082)
 Increase (decrease) from changes in
 operating assets and liabilities:
   Other assets                                  -          -       (2,200)
   Accounts payable and accrued
   liabilities                              14,716     20,837      415,737
                                          --------  ---------  -----------
   Net cash provided by (used in)
   operating activities                   (139,909)   (48,353)    (830,233)
                                          --------  ---------  -----------
Cash flows from investing activities:
 Purchases of furniture, fixtures and
 equipment                                 (34,369)         -     (496,738)
 Purchase of intangible assets             (82,705)         -      (96,367)
 Issuance of stock to a related party for
 settlement of debt                              -          -       48,716
                                          --------  ---------  -----------
   Net cash used in investing activities  (117,074)         -     (544,389)
                                          --------  ---------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock          -          -    1,493,000
 Proceeds from issuance of common stock
  subscription                              50,000     70,000       90,000
                                         ---------  ---------  -----------
   Net cash provided by financing
   activities                               50,000     70,000    1,583,000
                                         ---------  ---------  -----------
Increase (decrease) in cash and cash
equivalents                               (206,983)    21,647      208,378

Cash and cash equivalents at beginning
of year                                    415,361      3,493            -
                                         ---------  ---------  -----------
Cash and cash equivalents at end of year $ 208,378  $  25,140  $   208,378
                                         =========  =========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as "the Company" or "Oak Ridge") was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name "Vates Corp.". Since inception, the company has completed six name changes resulting in its present name. With the 2002 acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation ("Oak Ridge Nevada"), the name of the Company was changed from Global Acquisitions, Inc. The Company has changed the par value of its stock and effected two stock splits (see note 4). The accompanying consolidated financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

Effective January 15, 2002, we acquired all of the outstanding securities of Oak Ridge Nevada, in a forward triangular merger between a newly formed wholly-owned subsidiary and Oak Ridge Nevada. All of the issued and outstanding shares of common stock of Oak Ridge Nevada were converted into and exchanged for 2,304,902 shares of the Company's common stock. As part of the agreement, Mark Meriwether, the President and CEO of the Company, agreed to return and rescind 2,275,000 share of Common Stock. The acquisition was accounted for using the purchase method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. As a result of the acquisition, the Company owns the rights to acquire a non-exclusive license from Oak Ridge National Laboratory ("ORNL"), a laboratory managed by UT Battelle LLC for the U.S. Department of Energy. The license pertains to electrically and solar rechargeable thin-film lithium batteries (see note 3).
The Company became inactive after 1995 and is considered to be in the development stage after that date. The Company's principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.
The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 2003 and 2002 and for the period from January 1, 1996 (date of inception of development stage) to March 31, 2003, (b) the financial position at March 31, 2003, and (c) cash flows for the three-month periods ended March 31, 2003 and 2002 and for the period from January 1, 1996 (date of inception of development stage) to March 31, 2003. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Description of Business and Liquidity, continued

The Company incurred a net loss from continuing operations of $214,277 for the three-month period ended March 31, 2003, and as of March 31, 2003 had a shareholder's equity of $664,921 and working capital of $120,119. The Company anticipates that revenues generated from its continuing operations will be insufficient during 2003 to fund ongoing operations and product development. The Company anticipates that additional funds will be necessary from public or private financing markets to successfully finance ongoing operations and product development. The Company is currently pursuing additional funding through the private placement of its stock, terms of which have not been determined. The availability of such funds will depend on prevailing market conditions and the financial condition and results of operations of the Company. There can be no assurance that such financing will be available.

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except where their effect would be anti-dilutive. The Company did not have any dilutive securities outstanding at March 31, 2003. As a result, basic and diluted net loss per share are the same.


Note 3   Technology Licensing Agreement
As a result of the acquisition of Oak Ridge Nevada, the Company acquired the rights to a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC. The license pertains to rechargeable thin-film lithium batteries. The initial payment was made in 2002 for $10,000. A second payment of $10,000 was made in the first quarter of 2003. Additional payments of $40,000 and $20,000 in common stock of the Company are due by June 30, 2004 and July 30, 2004, respectively. The $80,000 cost of the license has been capitalized and is being amortized over the expected life of the technology of five years.
An incremental royalty fee of five percent applies to all net sales of products incorporating the licensed technology.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4   Stockholders' Equity

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

In the first quarter of 2003, the Company issued a combined 29,500 shares of its common stock to two consultant for general business services. The services were recorded at their estimated fair value of $36,875 and recognized as expense during the three-month period ending March 31, 2003.

During the three-month period ending March 31, 2003, the Company received stock subscriptions of $50,000 for the purchase of 40,000 shares of common stock under a private placement. As of March 31, 2003, the shares had yet to be issued.

During 2001, the Company received stock subscriptions of $75,000 for the purchase of 37,500 shares of common stock under a private placement. As of March 31, 2002, 15,000 of the shares had yet to be issued.


Note 5   Income Taxes

The Company recognized no income tax benefit from the losses generated in 2003 and 2002.

Item 2.   Plan of Operation.
----------------------------

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

Results of Operations.
----------------------

     We received $9,676 and $0 in revenues during the three months ended March 31, 2002, and 2003, respectively, with $151,323 and $28,490 in administrative expenses; $50,650 and $40,700 in research and development expenses; and $22,777 and $0 in depreciation and amortization, resulting in operating losses of ($214,277) and ($69,190) in the quarters ended March 31, 2003, and 2002, respectively.

Liquidity.
----------

     Oak Ridge had $208,378 in cash and cash equivalents, with total current liabilities of $88,259, at March 31, 2003. We expect that our cash on hand will be sufficient to finance our business operations for the next eight_ months.

     During the quarterly period ended March 31, 2002, we received proceeds of $50,000 from the private placement of 40,000 shares of our common stock. As of the date of this Report, the shares had not yet been issued.

Forward-Looking Statements.
---------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Oak Ridge, including, without limitation, (i) our ability to gain a larger share of the thin film battery industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the thin film battery industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the thin film battery industry, the development of products and that may be superior to the products and services offered by Oak Ridge, demand for thin film batteries, competition, changes in the quality or composition of our products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.  Controls and Procedures.
---------------------------------

     (a) Within the 90-day period prior to the date of this Report, Oak Ridge carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer/President/Treasurer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer/President/Treasurer has concluded that Oak Ridge's disclosure controls and procedures are effective in timely alerting him to material information relating to Oak Ridge (including its consolidated subsidiaries) required to be included in its Exchange Act filings.

     (b) There have been no significant changes in Oak Ridge's internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date that Oak Ridge carried out its evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

     Recent Sales of Unregistered Securities.
     ----------------------------------------

Date         Name                               Shares         Consideration*
----         ----                               ------         --------------

3-12-03      Two investors                      40,000           $50,000


          * These proceeds are being added to our working capital.


     We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 5/20/03                       By /s/Mark Meriwether
      -------                          -------------------------------------
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

Dated: 5/20/03             Signature: /s/ Mark Meriwether
       -------                       --------------------
                                     Mark Meriwether
                                     President, CEO, Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Oak Ridge Micro-Energy, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Mark Meriwether, President of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/ Mark Meriwether
-------------------
Mark Meriwether
President, CEO, Secretary/Treasurer
5/20/03