Form 10QSB
period 2003-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2003-08-20
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of June 30, 2003
       -----              ------------------------------------

Common stock, $0.001                11,614,935

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                          BALANCE SHEETS
                           (unaudited)
ASSETS                                    June 30, 2003      December 31, 2002
                                          -------------      -----------------
Current assets:
     Cash and cash equivalents             $    212,306      $   415,361
                                           ------------      -----------
          Total current assets                  212,306          415,361

Furniture, fixtures, and equipment, net         434,795          435,325

Intangible assets, net                           86,257           12,979

Other long-term assets                            2,200            2,200
                                           ------------      -----------
          Total assets                     $    735,558      $   865,865
                                           ============      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                      $     65,945      $    63,461
     Accrued liabilities                         94,011           10,082
                                           ------------      -----------
          Total current liabilities             159,956           73,543
                                           ------------      -----------


Stockholders' equity:
  Common stock, 100,000,000 shares
  authorized, $0.001 par value,
  11,614,935 shares issued and
  outstanding at June 30, 2003                   11,615           8,650
  Stock subscriptions received                   30,000          30,000
  Additional paid in capital                  8,225,015       7,336,955
  Accumulated deficit                        (7,691,028)     (6,583,283)
                                            -----------     -----------
          Total stockholders' equity            575,602         792,322
                                            -----------     -----------
          Total liabilities and
          stockholders' equity              $   735,558     $   865,865
                                            ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                      INCOME STATEMENTS
                           (Unaudited)
                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                   2003          2002      2003       2002
Revenues                        $  60,000  $  2,162    $  69,676  $   2,162
                                ---------  --------    ---------  ---------
Operating expenses:
     Research and development      32,858    20,000       83,279     60,700
     Sales and marketing           15,360         -       15,750          -
     General and administrative   884,452   150,573    1,035,384    179,063
     Depreciation and amortization 21,551     3,090       44,329      3,090
                                ---------  --------    ---------  ---------
  Total operating expenses        954,221   173,663    1,178,742    242,853
                                ---------  --------    ---------  ---------
Operating income                 (894,221) (171,501)  (1,109,066)  (240,691)

Other income/expense
     Interest and other income        524         -        1,321          -
                                ---------  --------   ----------  ---------
  Total other income/expense          524         -        1,321          -
                                ---------  --------   ----------  ---------
Net income                      $(893,697)$(171,501) $(1,107,745) $(240,691)
                                =========  ========   ==========  =========
Earnings per share:
  Basic                         $   (0.08)$   (0.02) $     (0.11) $   (0.03)
                                ========= =========  ===========  =========
Weighted average shares
outstanding:
  Basic                        10,147,425 8,487,900   10,132,673  7,705,500
                               ========== =========   ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                            (a Development Stage Company)
                        STOCKHOLDERS' EQUITY STATEMENTS
                           (Unaudited)
______________________________________________________________________________
                                     Common   Stock   Additional   Accumulated
                                     Shares   Amount  Paid-in Capital Deficit
Balance at December 31, 2002     8,650,415  $ 8,650 $7,336,955 $(6,583,283)

Common stock issued for
services at $1.25 per share         29,500       30     36,846           -

Common stock issued for
services at $0.7375 per share      370,000      370    272,505           -

Common stock issued for
services at $0.20 per share      2,500,000    2,500    497,500           -

Sale of common stock at $1.25
per share                           65,020       65     81,210           -

Net loss                                 -        -          -  (1,107,745)
                               -----------  -------  ---------  ----------
Balance, end of period          11,614,935  $11,615 $8,225,015 $(7,691,028)
                               ===========  =======  =========  ==========

                               F-3
The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                       CASH FLOWS STATEMENTS
                           (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                      2003            2002
Operations
 Net income (loss)                               $(1,107,745)     $  (240,691)
 Adjustments to reconcile net income
 to net cash provided by operations:
  Changes in accounts payable and accrued
  liabilities                                         86,413            6,495
   Depreciation and amortization                      44,329            3,090
   Issuance of common stock for expenses and
   contributed to capital for expenses               809,750                -
   Loss on disposal of assets                              -                -
   Gain on settlement of debt                              -                -
   Changes in other assets                                 -                -
                                                 -----------      -----------
   Net cash from operations                         (167,253)        (231,106)
                                                 -----------      -----------
Investing
 Additions to furniture, fixtures and
 equipment                                           (34,369)         (61,793)
 Additions to intangible assets                      (82,705)          (5,000)
 Issuance of stock to a related party for
 settlement of debt                                        -                -
                                                 -----------      -----------
   Net cash used for investing                      (117,077)         (66,793)
                                                 -----------      -----------
Financing
 Stock subscriptions received                              -           70,000
 Proceeds from stock issued                           81,275        1,385,500
                                                 -----------      -----------
   Net cash used for financing                        81,725        1,455,500
                                                 -----------      -----------
Net change in cash and equivalents                  (203,055)       1,157,601

Cash and equivalents, beginning of period            415,361            3,493
                                                 -----------      -----------
Cash and equivalents, end of period              $   212,306      $ 1,161,094
                                                 ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

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

Effective January 15, 2002, we acquired all of the outstanding securities of Oak Ridge Nevada, in a forward triangular merger between a newly formed wholly-owned subsidiary and Oak Ridge Nevada. All of the issued and outstanding shares of common stock of Oak Ridge Nevada were converted into and exchanged for 2,304,902 shares of the Company's common stock. As part of the agreement, Mark Meriwether, the President and CEO of the Company, agreed to return and rescind 2,275,000 share of Common Stock. The acquisition was accounted for using the purchase method of accounting. All significant inter-company accounts and transactions have been eliminated in consolidation.
As a result of the acquisition, the Company owns a non-exclusive license from Oak Ridge National Laboratory ("ORNL"), a laboratory managed by UT Battelle LLC for the U.S. Department of Energy. The license pertains to electrically and solar rechargeable thin-film lithium batteries (see note 3).
The Company became inactive after 1995 and is considered to be in the development stage after that date. The Company's principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 2002 and 2003, (b) the financial position at December 31, 2002 and June 30, 2003, (c) cash flows for the six-month periods ended June 30, 2002 and 2003 and (d) statement of stockholders' equity for the six-month period ended June 30, 2003 . The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $893,697 and $1,107,745 for the three-month and six-month periods ended June 30, 2003, respectively. The majority of the loss occurred due to an extraordinary charge of $772,875 for the issuance of common stock to various consultants and members of the Board of Directors. As of June 30, 2003 had a shareholder's equity of $575,602 and working capital of $52,350. The Company anticipates that revenues generated from its continuing operations will be insufficient during 2003 to fund ongoing operations and product development. The Company anticipates that additional funds will be necessary from public or private financing markets to successfully finance ongoing operations and product development. The Company is currently pursuing additional funding through the private placement of its stock, terms of which have not been determined. The availability of such funds will depend on prevailing market conditions and the financial condition and results of operations of the Company. There can be no assurance that such financing will be available

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except where their effect would be anti-dilutive. The Company did not have any dilutive securities outstanding at June 3-, 2003. As a result, basic and diluted net loss per share are the same.

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

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

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

In the first quarter of 2003, the Company issued a combined 29,500 shares of its common stock to two consultants for general business services. The services were recorded at their estimated fair value of $36,875 and recognized as expense during the three-month period ending March 31, 2003.

In the second quarter of 2003, the Company issued a combined 370,000 shares of its common stock to various consultants for general business services. The services were recorded at their estimated fair value of $272,875 and recognized as expense during the three-month period ending June 30, 2003.

The Company also issued a combined 2,500,000 shares of its common stock to members of the Board of Directors for consideration for general business services and advice they have provided to the Company for the past several years. These shares hold a full two-year restriction and are contracted with the Company not to be sold publicly within two years. Furthermore, these shares are subject to leak-out conditions during the third year so that no more than 1/12th of these shares can be sold month of the following year. The services were recorded at their estimated fair value of $500,000 and recognized as expense during the three month period ending June 30, 2003. An additional aggregate of 2,000,000 shares were also granted to such persons, vesting immediately, but not issuable until March 31, 2004, also subject to the same resale restrictions.

The Company also issued an additional 250,000 shares to its legal counsel for services rendered. An additional 250,000 shares were also granted to such legal counsel, vesting immediately, but not issuable until March 31, 2003.

During the six-month period ending June 30, 2003, the Company sold stock subscriptions of $81,275 for the purchase of 65,020 shares of common stock under a private placement.

During 2001, the Company received stock subscriptions of $75,000 for the purchase of 37,500 shares of common stock under a private placement. As of June 30, 2003, 15,000 of the shares had yet to be issued.

Note 5   Income Taxes

The Company recognized no income tax benefit from the losses generated in 2003 and 2002.

Note 6   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 80% of the outstanding common stock. As of June 30, 2003 the Company accrued a total of $29,000 in liabilities for loans to the Company by related parties.

Item 2.   Plan of Operation.
----------------------------

We are currently on a mission to provide thin-film lithium ion batteries for commercial, consumer, industrial, homeland security, medical applications and military use. Partners are being sought who can benefit from a battery that is intended for small, high-technology applications, such as smart credit cards, security cards, wireless sensors, radio frequency identification tags, chip memory back-up and advanced drug delivery devices.

A research facility has been established, equipped, and is currently producing small amounts of prototypes in Oak Ridge, Tennessee. The facility enables the manufacture and detailed characterization of thin-film batteries for a wide range of chemistries, including lithium and lithium ion devices.

We have recently completed a research and development contract from the Department of Defense. As a result of the contract, several new anode materials were developed during this project that show promise for improving significantly the performance of conventional lithium-ion batteries and thin-film lithium-ion batteries. Our Company, which owns all intellectual property discovered during this research, is optimistic that several new patents will emerge from this work.

We are currently working with several organizations that will occupy our technical team for at least the next several months. We are confident this work will result in critical new intellectual property for our Company, as well as possible partnerships within the various target industries. Small quantities of thin-film batteries are being manufactured to satisfy demands for demonstrations and feasibility studies. Currently, partners are being sought for projects that will integrate our Company's thin-film battery into a variety of smart-cards, medical applications, sensors and wireless applications.

We are actively seeking new investment to sustain our business development activities. A planned expansion of prototyping capacity is dependent on the successful acquisition of several million dollars in new funds before the end of 2003. In the event that we are unsuccessful in raising these funds, the commercialization of our technology will be substantially slowed. While our position as a developer of new battery innovations has been secured by business development efforts to date, we may be prevented from achieving significant revenue streams if we are unable to manufacture our product in volume.

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

Results of Operations

Revenue

Revenue for the second quarter of fiscal year 2003 was $60,000, an increase of 96% over the second quarter of fiscal year 2002. The revenue growth was due to the award of a Small Business Innovative Research (SBIR) contract on "Nanostructured Electrodes and Electrolytes for High Energy Density and High Power Density Lithium and Lithium-Ion Batteries", sponsored by the Department of Defense, Office of Naval Research. This contract resulted in the development of several new anode materials for use in conventional lithium-ion
batteries and thin-film lithium ion batteries.   We believe this new anode
material will potentially replace graphic carbon currently used in conventional rechargeable lithium-ion batteries and provide a future revenue stream for our Company.

Revenue for the first six months of fiscal year 2003 was $69,676.

Operating Expenses

Research and development expenses in the second quarter of fiscal 2003 were $32,858. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

Sales and marketing expenses were $15,360 in the second quarter. Sales and marketing costs consisted of salaries, press release fees and public relations charges.

General and administrative costs were $884,452 in the second quarter compared to $150,573 in the comparable quarter of the prior year. For the first six months of fiscal 2003, general and administrative costs were $1,035,384 compared to $179,063 in the first six months of the prior year. General and administrative costs included an extraordinary charge of $772,875 for the issuance of common stock to various consultants and members of the Board of Directors. Excluding these extraordinary charge general and administrative expenses totaled $111,577 for the second fiscal quarter of 2003. The remaining general and administrative charges include rent, utilities, travel expenses, and legal and professional charges.

Financial Condition

Cash totaled $212,306 as of June 30, 2003. Cash flow from operations was $ (167,253) in the first six months of fiscal 2003. Cash used for financing was $117,077 in the first six months of fiscal 2003. A portion of financing activity was used to purchase a license from UT-Battelle pertaining to the thin-film battery technology developed by Dr. John Bates and his team while at the Oak Ridge National Laboratory. Our Company had previously held an option to license the technology from UT-Battelle. The remaining cash used in financing activities were used to purchase research and development equipment in our Company effort to increase the performance and efficiency of the thin-film battery. During the first six months of fiscal 2003, our Company sold 65,020 shares of common stock for the total of $81,275.

Stockholders' equity at June 30, 2003 was $575,602.

We believe cash on hand will be sufficient to finance current business operations for the next eight months. Management anticipates that additional funds will be necessary from public or private financing markets to successfully finance ongoing operations, product development, and expansion. We are actively pursuing additional funding to expand our prototyping capability and further product development. The availability of such funds will depend on prevailing market conditions and the financial condition and results of operations of our Company. There can be no assurance that such financing will be available.

On January 6, 2003, our Company's Board of Directors effected a one for 10 reverse split of our outstanding securities. This reduced the number of outstanding common shares of stock from 86,505,078 to 8,650,415, taking into account rounding up fractions to the nearest whole share. All computations on our financial statements take these re-capitalizations into account.

Forward-Looking Statements

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

Item 3. Controls and Procedures

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

                    Part II. Other Information

Item 1.         Legal Proceedings

     None; not applicable.

Item 2.         Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities
     ---------------------------------------

     Date            Name                     Shares    Consideration*

     04-09-03        Three investors               35,020    $    43,775

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

     The Company also issued a combined 2,500,000 shares of its common stock to members of the Board of Directors for consideration for general business services and advice they have provided to the Company for the past several years. These shares can not to be publicly sold for a period of two years; and then can only be sold in the third year at the rate of 1/12th of the shares per month.

     In the second quarter of 2003, the Company also issued a combined 370,000 shares of its common stock to various consultants for general business services. These persons either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the
Securities
     Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Item 3.         Defaults Upon Senior Securities

     None; not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

     None; not applicable.

Item 5.         Other Information

     None; not applicable.

Item 6.         Exhibits and Reports on Form 8-K

     (a)   Exhibits.

     31    302 Certification of Mark Meriwether

     32    906 Certification

     (b)   Reports on Form 8-K.

     8-K Current Report dated May 23, 2003 and filed with the Securities and Exchange Commission on June 9, 2003.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 8/19/03                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer