Form 10QSB
period 2003-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2003-11-13
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 30, 2003
                           ----------------

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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of June 30, 2003
       -----              ------------------------------------

Common stock, $0.001                11,624,935

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

           OAK RIDGE MICRO-ENERGY, INC. AND SUBSIDIARY
                          BALANCE SHEETS
                           (unaudited)
ASSETS                                 September 30, 2003    December 31, 2002
                                       ------------------    -----------------
Current assets:
     Cash and cash equivalents             $    211,723      $   415,361
                                           ------------      -----------
          Total current assets                  211,723          415,361

Furniture, fixtures, and equipment, net         417,957          435,325

Intangible assets, net                           81,544           12,979

Other long-term assets                            2,200            2,200
                                           ------------      -----------
          Total assets                     $    713,424      $   865,865
                                           ============      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                      $     66,829      $    63,461
     Accrued liabilities                         64,361           10,082
     Accrued liabilities-related parties         31,500                -
                                           ------------      -----------
          Total current liabilities             162,690           73,543
                                           ------------      -----------


Stockholders' equity:
  Common stock, 100,000,000 shares
  authorized, $0.001 par value,
  11,624,935 shares issued and
  outstanding at June 30, 2003                   11,625           8,650
  Stock subscriptions received                   30,000          30,000
  Additional paid in capital                  8,231,905       7,336,955
  Accumulated deficit                        (7,722,796)     (6,583,283)
                                            -----------     -----------
          Total stockholders' equity            550,734         792,322
                                            -----------     -----------
          Total liabilities and
          stockholders' equity              $   713,424     $   865,865
                                            ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                      INCOME STATEMENTS
                           (Unaudited)
                                    Three Months Ended     Nine Months Ended
                                      September 30,           September 30,
                                   2003          2002      2003       2002
Revenues                        $  39,995  $  3,514    $ 109,676  $   5,676
                                ---------  --------    ---------  ---------
Operating expenses:
     Research and development      29,460    18,184      112,739     78,884
     Sales and marketing              230         -       15,980          -
     General and administrative    20,944   197,773    1,056,328    307,640
     Depreciation and amortization 21,551     3,090       65,880      6,180
                                ---------  --------    ---------  ---------
  Total operating expenses         72,185   219,047    1,250,927    392,710
                                ---------  --------    ---------  ---------
Operating income                  (32,190) (215,533)  (1,141,251)  (387,034)

Other income/expense
     Interest and other income        417         -        1,738          -
                                ---------  --------   ----------  ---------
  Total other income/expense          417         -        1,738          -
                                ---------  --------   ----------  ---------
Net income (loss)               $ (31,773)$(215,533) $(1,139,513) $(387,034)
                                =========  ========   ==========  =========
Earnings per share:
  Basic                         $    0.00 $   (0.03) $     (0.11) $   (0.05)
                                ========= =========  ===========  =========
Weighted average shares
outstanding:
  Basic                        11,619,935 8,487,900   10,152,425  7,705,500
                               ========== =========   ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                            (a Development Stage Company)
                        STOCKHOLDERS' EQUITY STATEMENTS
                                  (Unaudited)

                                      Nine Months Ended September 30, 2003
______________________________________________________________________________
                                     Common   Stock   Additional   Accumulated
                                     Shares   Amount  Paid-in Capital Deficit
Balance at December 31, 2002     8,650,415  $ 8,650 $7,336,955 $(6,583,283)

Common stock issued for
services at $1.25 per share         29,500       30     36,846           -

Common stock issued for
services at $0.7375 per share      370,000      370    272,505           -

Common stock issued for
services at $0.20 per share      2,500,000    2,500    497,500           -

Sale of common stock at $1.25
per share                           65,020       65     81,210           -

Common stock issued for
services at $0.69 per share         10,000       10      6,890           -

Net loss                                 -        -          -  (1,139,513)
                               -----------  -------  ---------  ----------
Balance, end of period          11,624,935  $11,625 $8,231,905 $(7,722,796)
                               ===========  =======  =========  ==========

                               F-3
The accompanying notes are an integral part of the consolidated financial statements.

          OAK  RIDGE  MICRO-ENERGY, INC. AND SUBSIDIARY
                       CASH FLOWS STATEMENTS
                           (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                      2003            2002
Operations
 Net income (loss)                               $(1,139,513)     $  (387,034)
 Adjustments to reconcile net income
 to net cash provided by operations:
  Changes in accounts payable and accrued
  liabilities                                         89,147             (908)
   Depreciation and amortization                      65,880            6,180
   Issuance of common stock for expenses and
   contributed to capital for expenses               816,650                -
                                                 -----------      -----------
   Net cash from operations                         (167,836)        (381,762)
                                                 -----------      -----------
Investing
 Additions to furniture, fixtures and
 equipment                                           (34,372)        (210,844)
 Additions to intangible assets                      (82,705)          (5,000)
                                                 -----------      -----------
   Net cash used for investing                      (117,077)        (215,844)
                                                 -----------      -----------
Financing
 Proceeds from stock issued                           81,275        1,418,000
                                                 -----------      -----------
   Net cash used for financing                        81,275        1,418,000
                                                 -----------      -----------
Net change in cash and equivalents                  (203,638)         820,394

Cash and equivalents, beginning of period            415,361            3,493
                                                 -----------      -----------
Cash and equivalents, end of period              $   211,723      $   823,887
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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2003, (b) the financial position at December 31, 2002 and September 30, 2003, (c) cash flows for the nine-month periods ended September 30, 2002 and 2003 and (d) statement of stockholders' equity for the nine-month period ended September 30, 2003 . The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $32,224 and $1,141,251 for the three-month and nine-month periods ended September 30, 2003, respectively. The majority of the yearly loss occurred due to an extraordinary charge of $772,875 for the issuance of common stock to various consultants and members of the Board of Directors. As of September 30, 2003 had a shareholder's equity of $550,734 and working capital of $49,033. The Company anticipates that revenues generated from its continuing operations will be insufficient during 2003 to fund ongoing operations and product development. The Company anticipates that additional funds will be necessary from public or private financing markets to successfully finance ongoing operations and product development. The Company is currently pursuing additional funding through the private placement of its stock, terms of which have not been determined. The availability of such funds will depend on prevailing market conditions and the financial condition and results of operations of the Company. There can be no assurance that such financing will be available

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. Options, warrants, convertible preferred stock and convertible debt are included in the calculation of diluted earnings per share, except where their effect would be anti-dilutive. The Company did not have any dilutive securities outstanding at September 30, 2003. As a result, basic and diluted net loss per share are the same.

Note 3   Technology Licensing Agreement

As a result of the acquisition of Oak Ridge Nevada, the Company acquired the rights to a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC. The license pertains to rechargeable thin-film lithium batteries. The initial payment was made in 2002 for $10,000. A second payment of $10,000 was made in the first quarter of 2003. Additional payments of $40,000 and $20,000 in common stock based upon market value of the Company are due by June 30, 2004 and July 30, 2004, respectively. The $80,000 cost of the license has been capitalized and is being amortized over the expected life of the technology of five years.
An incremental royalty fee of five percent applies to all net sales of products incorporating the licensed technology.

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

In the first quarter of 2003, the Company issued a combined 29,500 restricted shares of its common stock to two consultants for general business services. The services were recorded at their estimated fair value of $36,875 and recognized as expense during the three-month period ending March 31, 2003.

In the second quarter of 2003, the Company issued a combined 370,000 restricted shares of its common stock to various consultants for general business services. The services were recorded at their estimated fair value of $272,875 and recognized as expense during the three-month period ending June 30, 2003.

Also in the second quarter, the Company issued a combined 2,500,000 restricted shares of its common stock to members of the Board of Directors for consideration for general business services and advice they have provided to the Company for the past several years. These shares hold a full two-year restriction and are contracted with the Company not to be sold publicly or privately within two years. Furthermore, the Company has sole discretion to extend this contract for an additional year if deemed necessary. The services were recorded at their estimated fair value of $500,000 and recognized as expense during the three-month period ending June 30, 2003.

In the third quarter of 2003, the Company issued 10,000 restricted shares of its common stock to employees for services rendered. The services were recorded at their estimated fair value of $6,900 and recognized as an expense during the three-month period ending September 30, 2003.

During the nine-month period ending September 30, 2003, the Company sold stock subscriptions of $81,275 for the purchase of 65,020 restricted shares of common stock under a private placement.

During 2001, the Company received stock subscriptions of $75,000 for the purchase of 37,500 restricted shares of common stock under a private placement. As of September 30, 2003, 15,000 of the shares had yet to be issued.

Note 5   Purchase of all shares of Oak Ridge Micro-Energy, Inc.

Effective January 15, 2002, the Company acquired all of the outstanding securities of Oak Ridge Nevada, in a forward triangular merger between a newly formed wholly-owned subsidiary and Oak Ridge Nevada. All of the issued and outstanding shares of common stock of Oak Ridge Nevada were converted into and exchanged for 2,304,902 shares of the Company's common stock. As part of the agreement, Mark Meriwether, the President and CEO of the Company, agreed to return and rescind 2,275,000 share of Common Stock. The acquisition was accounted for using the purchase method of accounting. All significant inter-company accounts and transactions have been eliminated in consolidation.

As a result of the acquisition, the Company owns a license from Oak Ridge National Laboratory ("ORNL"), a laboratory managed by UT Battelle LLC for the U.S. Department of Energy. The license pertains to electrically and solar rechargeable thin-film lithium batteries.

Note 6   Income Taxes

As of September 30, 2003, the Company had accumulated a net operating loss available for carryover of $1,141,251. The tax benefit of approximately $342,375 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2014 through 2023.

Note 7   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 80% of the outstanding common stock. As of September 30, 2003 the Company accrued a total of $31,500 in liabilities for no interest demand loans to the Company by related parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------

Plan of Operation.
------------------

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

The commercialization of the thin-film battery by our Company has been separated into three different phases: Phase I, laboratory prototyping in small quantities; Phase II, mass prototyping (in quantities of 150,000-350,000 per year); and Phase III, mass manufacturing. Most of Phase I has been completed, and we are currently in transition into Phase II. We expect after the initial steps of Phase II have been completed that Phase II and Phase III will begin to occur simultaneously. The bifurcation of the Phase II and Phase III will ultimately shorten the time to market of the thin-film battery and reduce our costs of commercialization dramatically.

A research facility has been established, equipped and is currently producing small amounts of prototypes in Oak Ridge, Tennessee. The facility enables the manufacture and detailed characterization of thin-film batteries for a wide range of chemistries, including lithium and lithium ion devices. From this facility, we continue to design, engineer and fabricate thin-film batteries for a wide variety of collaborators.

During this fiscal year, we completed a research and development contract from the Department of Defense. As a result of the contract, several new anode materials were developed during this project that show promise for improving significantly the performance of conventional lithium-ion batteries and thin-film lithium-ion batteries. Our Company, which owns all intellectual property discovered during this research, is optimistic that several new patents will emerge from this project. We have been invited to apply for the second of phase of this project. We intended to apply and expect the continued research of the new anode materials discovered during Phase I to lead to lead to beneficial results for our Company in the future.

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

A search is also underway for manufacturing partners who can provide the resources needed to scale operations. While these conversations are preliminary, considerable interest in the technology has been expressed by several companies, and it may be possible to secure an expanded manufacturing relationship in the next several months. In parallel with the effort to partner with a large thin-film device manufacturing organization, we will continue to pursue our role as a technology innovator and supplier of new intellectual property to the industry.

Results of Operations.
----------------------

Revenue

Revenue for the third quarter of fiscal year 2003 was $39,995, an increase of 91% over the third quarter of fiscal year 2002. The revenue growth was due to the award of a Small Business Innovative Research (SBIR) contract on "Nanostructured Electrodes and Electrolytes for High Energy Density and High Power Density Lithium and Lithium-Ion Batteries", sponsored by the Department of Defense, Office of Naval Research. This contract resulted in the development of several new anode materials for use in conventional lithium-ion
batteries and thin-film lithium ion batteries.   We believe this new anode
material will potentially replace graphic carbon currently used in conventional rechargeable lithium-ion batteries and provide a future revenue stream for the Company.

Revenue for the first nine months of fiscal year 2003 was $109,676.

Operating Expenses

Research and development expenses in the third quarter of fiscal 2003 were $29,460. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

Sales and marketing expenses were $230 in the third quarter. Sales and marketing costs consisted solely of press release fees.

General and administrative costs were $20,944. These charges consisted of rent, utilities, travel expenses, legal and professional charges, and other miscellaneous charges related to general business operations.

Financial Condition

The interim financial data are unaudited; however, in the opinion of the management of our Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2003, (b) the financial position at December 31, 2002 and September 30, 2003, (c) cash flows for the nine-month periods ended September 30, 2002 and 2003 and (d) statement of stockholders' equity for the nine-month period ended September 30, 2003, which have been prepared by our management in conformity with accounting principles generally accepted in the United States of America . The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss from continuing operations of $31,773 and $1,139,513 for the three-month and nine-month periods ended September 30, 2003, respectively. The majority of the yearly loss occurred due to an extraordinary charge of $772,875 for the issuance of common stock to various consultants and members of our Board of Directors. As of September 30, 2003, we had a shareholder's equity of $550,734 and working capital of $49,033. Our Company anticipates that revenues generated from our continuing operations will be insufficient during 2003 to fund ongoing operations and product development. We anticipate that additional funds will be necessary from public or private financing markets to successfully finance ongoing operations and product development. We are currently pursuing additional funding through the private placement of our common stock, terms of which have not been determined. The availability of such funds will depend on prevailing market conditions and the financial condition and results of operations of our Company. There can be no assurance that such financing will be available. Cash totaled $211,723 as of September 30, 2003.

We believe cash on hand will be sufficient to finance current business operations for at least the next eight months. Management anticipates that additional funds will be necessary from public or private financing markets to successfully finance ongoing operations, product development, and expansion. We are actively pursuing additional funding to expand our prototyping capability and further product development. The availability of such funds will depend on prevailing market conditions and the financial condition and results of operations of our Company. There can be no assurance that such financing will be available.

Forward-Looking Statements.
---------------------------

Statements made in this Form 10-QSB Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the thin film battery industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the thin film battery industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 3. Controls and Procedures

(a) Within the 90-day period prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer/President/Treasurer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                    Part II. Other Information

Item 1. Legal Proceedings

     None; not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities
     ---------------------------------------

            Name                     Shares    Consideration*

        Employees                    10,000    $    6,900

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

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits.

     31    302 Certification of Mark Meriwether

     32    906 Certification

     10-KSB Annual Report for the year ended December 31, 2003*

           * Incorporated by reference.

     (b)   Reports on Form 8-K.

           None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 11/13/03                         By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer