Form 10KSB
period 2003-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2004-04-14
CIK 830483

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                             FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2003
                                 -----------------

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

                     Common Stock, $0.001 par value

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X     No            (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent calendar year. December 31, 2003: $111,636.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 7, 2004; $9,714,205. There are approximately 4,918,585 shares of our common voting stock of held by non-affiliates; the presented value is based upon the average bid prices of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), the only nationally recognized medium on which our common stock publicly trades.

                  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

     None; not applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date.

     April 7, 2004: Common stock; 15,301,645 shares outstanding.

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

                                 PART I

Item 1.  Description of Business.
---------------------------------

Business.
---------

     Background summary.
     -------------------

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

     The batteries must be substantially manufactured in the United States, under our licensing agreement (the "Licensing Agreement"), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

     We are developing prototype batteries using our current laboratory-scale hardware. We recently raised additional capital to acquire equipment to manufacture thin-film batteries for pilot production requirements. Prototype batteries will be delivered to a variety of potential clients who desire samples to evaluate for integration into their products. We will likely develop a relationship with a third party manufacturing partner when quantities dictate to preserve capital. Batteries will be shipped directly to our customers, without the need for a distributor, in the short term.

     Until such time as our Company's prospective clients have evaluated prototypes and made commitments for commercial quantities of our product, we intend to apply for revenue from U. S. Government grants and research contracts, like similar grants we have received from the Department of Defense. During fiscal 2004, we anticipate that we may have between one and four clients, and would expect that number to grow in future years, as applications and the availability of thin-film batteries increases. Dr. Bates and our staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for our Company and our shareholders. Currently, we have made patent applications for an improved electrolyte; a new barrier coating to help the battery resist corrosion; to improve the performance of the battery; and to better protect the battery from natural elements.

     We currently have three full-time employees and two part-time employees.

Business Development Activities.
--------------------------------

     Developments During the Year Ended December 31, 2003.
     -----------------------------------------------------

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

     We exercised our right to acquire a non-exclusive Licensing Agreement of thin-film battery technology from the U.S. Department of Energy on January 9, 2003. Previously, we had held an option to license this technology, and based upon our independent development of additional technology, intellectual property and processes related to the thin-film battery, we exercised our option.

     In January, 2003, we were awarded a contract with the Department of Defense to develop advanced battery materials. The program, funded through the Office of the Secretary of Defense, will develop new, nano-structured electrode materials for thin-film batteries. The $100,000 contract is a Phase I Small Business Innovative Research ("SBIR") grant, with a Phase II potential of $750,000 that was awarded to another applicant.

     We completed a Phase I Small Business Innovative Research (SBIR) contract on "Nanostructured Electrodes and Electrolytes for High Energy Density and High Power Density Lithium and Lithium-Ion Batteries," sponsored by the Department of Defense, Office of Naval Research. Several new anode materials were developed during this project that show promise for improving significantly the performance of conventional lithium-ion batteries and thin-film lithium-ion batteries. The Company, which owns all intellectual property discovered during this research, is optimistic that several new patents will emerge from this work.

     We also expanded our original intellectual property of the thin film battery with the filing of two supplemental patents on behalf of our Company. These additional patents improve the performance of the battery and better protect the battery from natural elements. Moreover, Dr. Bates continues to improve on the thin-film battery and we expect to file additional patents pertaining to his invention.

     Initial product development partnerships have been established with firms in target market industries and with the U. S. government. We expect these partnerships to lead to additional revenues, such that the Company can achieve sustainability within 24 to 36 months.

     Currently, we have the thin film battery for sale, although most of the manufacturing capabilities are geared towards providing prototypes for selected partners due to the small capacity. With additional investment, our manufacturing capabilities should be increased greatly. We have begun to develop visibility, which is now leading new to business leads. Perhaps even more importantly, we are in the process of establishing ourselves as the industry leaders and foremost experts of the thin film battery.

     We have developed a thin film battery for devices, which will be implanted deep inside the body and enable physicians to assess and treat a variety of medical conditions in a noninvasive manner. The devices will have the ability to frequently monitor and treat potentially life-threatening conditions and to communicate with an external system. The devices can either serve as a sensor, measuring parameters such as temperature and radiation dosage, or as an activator for localized drug therapies and nerve or tissue stimulation. The battery for this family of devices measures about 0.25" x 0.08" x 0.0003" thick.

     Our continuing development activities include developing a thin film battery on a flexible substrate for a device that will provide up-to-date product usage for warranty verification. The initial market for the device is estimated at over 30,000,000 units per year.

     The commercialization of all of these developments in thin film batteries by our Company will require the development of mass manufacturing technology and a manufacturing partner that has substantial funds that can be committed to these products; no assurance can be given that the Company will be successful in either prospect.

     Commencing in November 2003, we offered 1,250,000 units at $1.25 per unit in an overseas private placement. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $1.25 per share within one year from the closing of the offering. We had received from this offering $197,807 as of December 31, 2003, and an additional $729,638 as of the date of this Annual Report. The offering was closed at our option with the sale of 741,956 units on or about April 1, 2004.

     On December 3, 2003, we filed an S-8 Registration Statement to issue 700,000 shares of our common stock for services rendered that included 65,000 shares each to John Bates and Mark Meriwether, our two directors and executive officers, pursuant to their respective Employment Agreements as amended on May 23, 2003; and an additional 185,000 shares to Mark Meriwether pursuant to a further Addendum to his Employment Agreement on December 12, 2003. See Part III, Item 13, for reference to this Registration Statement.

     Commencing in February 2004, which is subsequent to the date of this Annual Report, we offered 1,600,000 units at $1.25 per unit in a private placement to "accredited investors" only. Each of these units also consisted of one share of common stock and one warrant to purchase an additional share of common stock at $1.25 per share within one year from the closing of the offering. We received $1,765,250 for the purchase of 1,412,200 units through one broker/dealer; and $450,000 for the purchase of 360,000 units from another broker/dealer, for an aggregate of 1,772,200 units and gross proceeds of $2,215,250. We amended the resolutions of our Board of Directors to provide that the entire offering amounted to 1,772,200 units and closed the offering on or about March 31, 2004.

     We have agreed to pay a commission on the above 1,600,000 offering in the form of common stock at the rate of 40,000 shares per 250,000 units sold prior to April 30, 2004; with the amount reducing to 20,000 shares per 250,000 units sold after April 30, 2004. The commission due as of the date of this Report was 225,952 shares.

     For additional information on other material business developments concerning our Company that occurred during the years ended December 31, 2002, 2001 and 2000, see our 10-KSB Annual Reports for the years then ended, which have been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, in Part III, Item 13.

Features of the Thin-Film Lithium and Lithium-Ion Batteries.
------------------------------------------------------------

     Thin-film rechargeable lithium and lithium-ion batteries were discovered and developed at the Oak Ridge National Laboratory by Dr. John B. Bates and his team of scientists and engineers from research that spanned more than a decade. This new technology is based upon technical innovation that allow fabrication of batteries that are less than 15 micrometers (about 0.0003 inch) thick.

     Some of the additional unique properties of thin-film lithium and lithium-ion batteries that distinguish them from conventional batteries include:

     *    All solid-state construction (no liquid electrolyte);
     * Unaffected by G-forces or hydrostatic pressure (suitable for lamination and ballistic applications);
     * Can be recharged tens of thousands of times with negligible loss of capacity;
     * Can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 125 degrees C);
     * Rechargeable by solar cells, motion, body heat, and common rechargers;
     *    Superior energy and power densities;
     *    Cost does not increase with reduction in size; and
     * Can be made in virtually any shape or size, and is flexible when fabricated on flexible substrates;

     Many integrated circuits are assembled by the solder reflow or surface mount process in which all of the electronic components are soldered on to the board at the same time by heating to temperatures as high as 300 degrees Centigrade for a few minutes. Conventional batteries, such as coin or button cells, contain organic liquid electrolytes which cannot survive such temperatures, and therefore must be added to the circuits as a separate component, often manually. Because they can tolerate much higher temperatures, thin-film lithium-ion batteries can be integrated into circuits using the solder reflow process, thus cutting time and manufacturing costs, while adding recharge-ability and other valuable features.

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

Detailed Market Applications.
-----------------------------

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

Financial Outlook.
------------------

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

     Projections of our ongoing viability are based on the near term attraction of additional investment, technical success of our contract research effort, and development and commercial launch of our first application of the thin-film battery in 2005. A significant amount of resources, including people, equipment, and working capital, must come on line in concert with the achievement of critical manufacturing milestones for our projections to be realized.

     While our Company is pursuing additional investment, we are also actively engaged in the pursuit of new federal support for our advanced materials development efforts. We were awarded a Small Business Innovative Research grant by the Department of Defense in January of 2003. The active effort to achieve the near-term technical goals of this program may enable us to be awarded a Phase II program of up to $750,000. Additional programs of this nature will be proposed now and for several years to agencies such as the National Science Foundation, the National Institutes of Health and other federal agencies as we gain capacity.

     We also intend to create revenue through the sale of prototypes. We have begun manufacturing thin-film batteries and will have samples available for collaborators in the near future. Several of these programs are anticipated with the additional resources called for in our plan of operations. In addition, sales of consulting services and private development contracts complete the range of expected revenues.

     Success in our Company's prototyping activities will lead to revenues as new products are distributed across global markets. With the success of our current capitalization program, we expect to accomplish enough prototyping programs in the near future in order to identify and launch at least one commercial application in 2005. Certain critical cost/performance milestones must be met with suitable partners, applications and additional investment, for a successful commercial launch to occur.

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

     Research and Development expenditures for 2003 and 2002 were $133,830 and $123,871 respectively.

Use of proceeds.
----------------

     We have recently raised in certain private placements of our units as described under the heading "Business Development Activities," above, gross proceeds of approximately $3,142,695 (net proceeds were approximately $2,900,000). A general illustration of the use of these proceeds is as follows.

    Estimated cash requirements for the next 24 months:

          Personnel                          $       400,000
          Equipment                          $       800,000
          Intellectual property and license  $       200,000
          Working Capital                    $     1,500,000
                                             ---------------
          Total                              $     2,900,000
                                             ===============

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

     No matter was submitted to our shareholders during the year ended December 31, 2003.

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

Stock Quotations.
-----------------
                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

March 31, 2002                          6.70               3.00

June 30, 2002                           5.20               3.90

September 30, 2002                      4.40               1.10

December 31, 2002                       2.60               1.10

January 2, 2003 through
January 3, 2003                          .14                .11

January 6, 2003 through
March 31, 2003*                         1.85               1.01

June 30, 2003*                          1.60                .80

September 30, 2003*                     1.05                .49

December 31, 2003*                      3.00                .95

*After 1 for 10 reverse split

Recent Sales of Restricted Securities.
--------------------------------------

     The following "restricted securities" have been sold by us during the past three years:

Common Stock Issued for       Number of Shares Sold         Consideration
-----------------------       ---------------------         -------------

Services-2000                        990,000                   $31,470

Expenses-2000                        678,730                   $23,730

Settlement of Debt-2000            9,481,592                  $174,490

Retirement of Preferred stock-2000    77,702                   $33,195

Settlement of Debt-2001              175,000                   $48,716

Sale of common stock at $0.20
per share                             20,000                   $40,000

Agreement and Plan of
Reorganization-2002                2,304,901                100% of the
                                                         outstanding shares of
                                                          Oak Ridge Nevada

Private Placement to
"Accredited Investors" in
2002                                 637,506                $1,463,000

United Capital                       125,000                   $62,000
Consulting Agreement

Issuance of common stock for
services at $.39 average           3,347,167                $1,171,508

Common stock issued for cash          65,020                   $81,275

Holders.
--------

     The number of record holders of our common stock as of April 7, 2004, was approximately 441; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends.
----------

     There are no present material restrictions that limit our ability to pay dividends on common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, and do not intend to pay dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We have no equity compensation plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     During this year, we will begin operation of our prototype production facility following the purchase of two refurbished sputter deposition tools and the acquisition of a lithium deposition and protective coating systems. These tools will allow us to increase the battery fabrication area from the present 2"x2" footprint of the research system to 12"x12" in the larger systems. With the prototype facility in operation, we will be able to meet the thin film battery production requirements for customers of low volumes of small batteries for medical implant devices and to supply potential high volume customers with batteries for evaluation in non-volatile memory backup products and RF ID tags.

     Yuri Trachuk will join us during the week of April 21, 2004, as Vice President of Manufacturing. Trachuk was a member of the RF Technical Staff of Applied Materials and brings to us a wealth of experience in thin film deposition. Trachuk holds a MS degree in Vacuum Electronics Techniques from the Politechnical Institute Lvov in the former USSR and has international business experience in Russia, Israel and Maylasia.

     With our recent funding completed, we believe we have adequate funds for the next 12 to 24 months of operations. We will continue our development of thin film battery technology and expanding our patented intellectual property

Results of Operations.
----------------------

          Calendar year ended December 31, 2003, compared to calender year ended December 31, 2002.
------------------------

     During the calendar year ended December 31, 2003, we received total revenues of $111,636 as compared to $4,570 for the year ended December 31, 2002. The increase in fiscal 2003 was the result of a $100,000 contract with the Department of Defense. We recorded license fees of $20,000 during fiscal 2003 (to acquire the ORNL License Agreement rights) as compared to $10,000 in fiscal 2002 (to acquire an option to acquire the ORNL License Agreement). Our research and development expenses remained relatively the same, with $133,830 in fiscal 2003 as compared to $123,871 in fiscal 2002. General and administrative expenses were $1,552,703 during fiscal 2003 as compared to $549,696 in fiscal 2002, with the fiscal 2003 increase primarily resulting from an expense of $1,003,375 recognized for common stock issued for services. Our net loss, before interest income of $2,799, was ($1,669,089) in fiscal 2003, compared to our net loss, before interest income of $8,765, of ($706,718) for fiscal 2002. Our total net loss for the year ended December 31, 2003, was ($1,666,290), compared to a total net loss of ($697,953) for fiscal 2002. The fiscal 2003 increase in losses was also a result of an expense of $1,003,375 recognized for common stock issued for services.

          Liquidity and Capital Resources.
          --------------------------------

     Our cash resources for fiscal 2003 were provided by our revenues ($111,636); and $297,082 from subscriptions and private placements of our common stock to "accredited investors." Our cash resources for fiscal 2003 were provided by our revenues ($4,570); and $1,418,000 from subscriptions and private placements of our common stock to "accredited investors." Subsequent to December 31, 2003, we raised gross proceeds of approximately $3,142,695 from subscriptions and private placements of our common stock to "accredited investors."

PRELIMINARY NOTES REGARDING FORWARD-LOOKING STATEMENTS.
------------------------------------------------------

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, AND SPECIFICALLY UNDER THIS HEADING, ARE DEEMED BY OUR COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STOCKHOLDERS AND PROSPECTIVE STOCKHOLDERS SHOULD UNDERSTAND
THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THESE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF OUR COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF OUR COMPANY. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE OUR COMPANY TO ALTER OUR MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT OUR COMPANY'S RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY OUR COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF OUR COMPANY WILL BE ACHIEVED.

Item 7.  Financial Statements.
------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Title of Document                                                Page

Report of Independent Accountants                                F-1

Consolidated Balance Sheet as of December 31, 2003               F-2

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002 and for the period from January
1, 1996 (date of inception of development stage company) to
December 31, 2003                                                F-3

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the period from January 1,1996 (date of
inception of development stage company) to December 31,
2003                                                             F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002 and for the period from January 1,
1996 (date of inception of development stage company) to
December 31, 2003                                                F-6

Notes to Consolidated Financial Statements                       F-7

MADSEN & ASSOCIATES, CPA's INC.                          684 East Vine St, # 3
Certified Public Accountants and Business Consultants       Murray, Utah 84107
                                                        Telephone 801-268-2632
                                                              Fax 801-262-3978




Board of Directors
Oak Ridge Micro-Energy, Inc.
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Oak Ridge Micro-Energy, Inc. ( development stage company) at December 31, 2003 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the period January 1, 1996 (date of inception of development stage) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. at December 31, 2003, and the results of operations, and cash flows for the years ended December 31, 2003 and 2002 and the period January 1, 1996 (date of inception of development stage) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



March 23,  2004
s/Madsen & Associates, CPA's Inc.
Salt Lake City, Utah

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                         BALANCE SHEET
                       December 31, 2003
ASSETS
CURRENT ASSETS
     Cash                                                $    327,678
                                                         ------------
          Total current assets                                327,678
                                                         ------------
EQUIPMENT - net of accumulated depreciation                   389,432
                                                         ------------
PATENT PENDING - net of amortization                           12,411
                                                         ------------
DEPOSIT                                                         2,200
                                                         ------------
                                                         $    731,721
                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                    $     19,317
                                                         ------------
          Total current liabilities                            19,317
                                                         ------------
STOCKHOLDERS' EQUITY

  Common stock
    100,000,000 shares authorized, $0.001 par value,
      12,062,602 shares issued and outstanding                 12,062
  Capital in excess of par value                            8,722,108
  Stock subscriptions received - note 5                       227,807
  Accumulated deficit - note 1                             (8,249,573)
                                                          -----------
          Total stockholders' equity                          712,404
                                                          -----------
                                                          $   731,721
                                                          ===========

The accompanying notes are an integral part of these financial statements.

                 OAK  RIDGE  MICRO-ENERGY, INC.
                  (Development Stage Company)
                   STATEMENTS OF OPERATIONS
    For the Years Ended December 31, 2003 and 2002 and for the Period from
January 1, 1996 (date of inception of development stage) to December 31, 2003

                                                                Period from
                                                                January 1,
                                                                1996 to
                                             December 31,       December 31,
                                           2003       2002          2003
REVENUES                                 $ 111,636  $   4,570    $ 116,206
                                         ---------  ---------    ---------
EXPENSES

     License fees                           20,000     10,000       30,000
     Research and development              133,830    123,871      355,201
     Administrative                      1,552,703    549,696    2,236,789
     Depreciation & amortization            74,192     27,721      101,913
                                         ---------  ---------    ---------
                                         1,780,725    711,288    2,723,903
                                         ---------  ---------    ---------
NET LOSS - before other income and
expense                                   (706,718)  (116,761)    (938,609)

OTHER INCOME AND EXPENSE

     Interest income                         2,799      8,765       11,564
     Interest expense                            -          -     (340,159)
     Loss on assets                              -          -   (4,608,767)
     Gain on settlement of debt                  -          -    1,615,082
                                         ---------  ---------   ----------
NET LOSS                               $(1,666,290) $(697,953) $(5,929,977)
                                         =========  =========   ==========
NET LOSS PER COMMON SHARE
     Basic and diluted                      $(0.16)    $(0.08)
                                         =========  =========
AVERAGE OUTSTANDING SHARES
     Basic (stated in 1000's)               10,356      8,261
                                            ------      -----

The accompanying notes are an integral part of these financial statements.

                           OAK  RIDGE  MICRO-ENERGY, INC.
                            (a Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      for the Period from January 1, 1996 (date of inception of development stage) to December 31, 2003
______________________________________________________________________________
                                      Common Stock    Additional   Accumulated
                                    Shares   Amount  Paid-in Capital Deficit
Balance January 1, 1996                405,084 $  405 $5,422,666  $(2,327,295)

Issuance of common stock for
services at $.70                        29,898     30     20,903            -

Net operating loss for the year
ended December 31, 1996                      -      -          -   (4,748,837)

Net operating loss for the year
ended December 31, 1997                      -      -          -     (111,272)

Net operating loss for the year
ended December 31, 1998                      -      -          -      (31,347)

Net operating loss for the year
ended December 31, 1999                      -      -          -      (31,347)

Issuance of common stock for
services at $0.032                     990,000    990     30,480            -

Issuance of common stock for
expenses at $0.035                     678,730    679     23,051            -

Issuance of common stock for
settlement of debt at $0.018        9,481,592  9,481    165,009            -

Issuance of common stock for
retirement of preferred stock           77,702     78     33,117            -

Contributions to capital-expenses            -      -     15,000            -

Net operating profit for the year
ended December 31, 2000                      -      -          -    1,473,829

Return and cancellation of common
stock                               (4,000,000)(4,000)     4,000            -

Issuance of common stock for payment
of debt at $0.28                       175,000    175     48,541            -

Issuance of common stock for cash at
$2.00                                   20,000     20     39,980            -

Net operating loss for the year
ended December 31, 2001                      -      -          -     (116,761)

Issuance of common stock for all stock
of Oak Ridge Micro Energy - note 4      29,903     30      9,970            -

Issuance of common stock for cash-net
of costs-at $2.37-May 2002             600,006    600  1,387,400            -

Issuance of common stock for cash
at $2.00-September 2002                 37,500     37     74,963            -

Issuance of common stock for services
at $2.00-December 2002                 125,000    125     61,875            -

Net operating loss for the year ended
December 31, 2002                            -      -          -     (697,953)

Balance at December 31, 2002         8,650,415  8,650  7,336,955   (6,583,283)

                               F-5
The accompanying notes are an integral part of these financial statements.

                           OAK  RIDGE  MICRO-ENERGY, INC.
                            (Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      for the Period from January 1, 1996 (date of inception of development stage) to December 31, 2003
______________________________________________________________________________
                                      Common Stock    Additional   Accumulated
                                    Shares   Amount  Paid-in Capital Deficit
Issuance of common stock for services
at $.39 average - 2003               3,347,167  3,347  1,303,943            -

Issuance of common stock for cash
at $1.25 - June 20, 2003                65,020     65     81,210            -

Net operating loss for the year
ended December 31, 2003                      -      -          -   (1,666,290)

Balance December 31, 2003           12,062,602 $12,062$8,722,108  $(8,249,573)
                                    ========== ======= =========  ===========

The accompany notes are an integral part of these financial statements

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development State Company)
                    STATEMENTS OF CASH FLOWS
for the Years Ended December 31, 2003 and 2002 and for the Period from January 1, 1996 (date of inception of development stage) to December 31, 2003

                                                                Period from
                                                                January 1,
                                                                1996 to
                                             December 31,       December 31,
                                           2003       2002          2003
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $(1,666,290) $(697,953) $(5,929,977)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Depreciation & amortization              74,192     27,721      101,913
   Changes in deposits                           -     (2,200)      (2,200)
   Changes in accounts payable             (54,226)    70,325      385,510
   Issuance of common stock for expenses
    and contributions to capital for
    expenses                             1,307,293     72,000    1,551,699
   Loss on assets                                -          -    4,608,767
   Gain on settlement of debt                    -          -   (1,615,082)
                                          --------  ---------  -----------
   Net cash used in operating activities  (339,031)  (530,107)    (899,370)
                                          --------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                     (25,029)  (462,363)    (462,363)
 Acquisition of patent pending              (2,705)   (13,662)     (16,367)
                                          --------  ---------  -----------
                                           (27,734)  (476,025)    (503,759)
                                          --------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscriptions received              197,807     30,000      227,807
 Proceeds from stock issued                 81,275  1,388,000    1,503,000
                                         ---------  ---------  -----------
                                           279,082  1,418,000    1,730,807
                                         ---------  ---------  -----------
Net change in Cash                         (87,683)   411,868      327,678

Cash at Beginning of Period                415,361      3,493            -
                                         ---------  ---------  -----------
Cash at End of Period                    $ 327,678  $ 415,361  $   327,678
                                         =========  =========  ===========

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES
  Issuance of 29,898 shares common stock for services-1996 $ 20,933 Issuance of 1,668,730 shares common stock for services
   and expenses-2000                                                55,200
  Issuance of 9,481,592 shares common stock for settlement of
   debt-2000                                                       174,490
  Contribution to capital-expenses                                  15,000
  Issuance of 175,000 shares common stock for payment of debt
   -2001                                                            48,716
  Issuance of 125,000 shares common stock for services-2002         72,000
  Issuance of 3,347,167 shares common stock for services-2003    1,307,293

The accompanying notes are an integral part of the financial statements.

                           OAK  RIDGE  MICRO-ENERGY, INC.
                              (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
                                  December 31, 2003



1.   ORGANIZATION

The Company was incorporated on August 15, 1986, under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,000,000 shares with no par value. Since inception, the Company has completed five name changes resulting in its present name.

On March 6, 2000 the authorized common stock was changed to a par value of $.001. Since inception, the Company has completed five stock splits with the latest completed on January 6, 2003, resulting in its present capitalization. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company is in the business to further develop a rechargeable thin-film lithium battery for use in a variety of applications.

The Company has been in the development stage since 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2003, the Company had an accumulated net operating loss available for carryover of $2,262,874. The tax benefit of approximately $679,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2014 through 2024.

Research and Development

All costs of research and development are expensed as incurred.

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2003



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Equipment

Equipment consists of office and other equipment used in the research and development of the thin-film lithium battery and is being depreciated over five and seven years using the straight line method of depreciation.

       Cost                                              $ 487,392
       Less accumulated depreciation                        97,960
                                                           389,432
Long Lived-Assets

The Company periodically evaluates the economic lives of its long-lived assets and if there has been an impairment in the value a loss would be recognized in the operating statement.

Patents Pending

Patents pending have been determined by management to have a useful life of five years from the date of filing.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2003



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however they are considered to be in banks of high quality.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  LICENSE AND ROYALTY AGREEMENT

On December 28, 2001, the Company entered into a license and royalty agreement to further develop and market a rechargeable thin-film lithium battery for use in a variety of applications, such as, RFID tags for airlines and supply chain management, drug delivery systems and implantable medical devices, and non-volatile memory backup, by the payment of $10,000 to UT Battelle LC. The terms of the agreement includes a payment of $10,000 due by April 1, 2003
(paid), $40,000 by June 30, 2004 and $20,000 in common stock of the Company by July 30, 2004, and the payment of a 5% royalty on all net sales with minimum royalties to begin in 2006.

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2003



4.  PURCHASE OF ALL SHARES OF OAK RIDGE MICRO-ENERGY INC.

On January 15, 2002, the Company acquired all of the outstanding stock of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada") from its sole stockholder John B. Bates, PhD. in a forward triangular merger between our newly formed wholly-owned subsidiary and Oak Ridge Nevada. The shares of Oak Ridge Nevada were converted into and exchanged for 2,304,903 shares of the Company or approximately 29% of the post-acquisition outstanding stock after the cancellation of 2,275,000 shares that were owned by Mark Meriwether, President and sole pre-acquisition director and executive officer, and as part of the acquisition on February 13, 2002 the Company changed its name to Oak Ridge Micro- Energy, Inc. On February 13, 2002, the subsidiary was merged into the parent.

Oak Ridge Nevada was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the commercializing the thin-film battery outlined in note 3. Oak Ridge Nevada has had no operations and its only asset was the license and royalty agreement outlined in note 3.

The acquisition has been recorded under the purchase method of reporting with no good will recognized.

5.  COMMON CAPITAL STOCK

During 2001, the Company sold 15,000 common shares, in a private placement, at $2.00 per share for $30,000. The shares have not been issued by this report date. During September 2002 the Company completed a private placement sale of 37,500 common shares for $75,000. During May 2002 the Company completed a private placement sale of 200,000 common shares for $500,000 and also received $888,000, after costs, resulting from a settlement of litigation in which an unrelated party was issued 400,006 shares of common stock.

During June 2003, the Company sold 65,020 common shares at $1.25 per share, in a private placement sale.

During November 2003, the Company offered 1,250,000 units at $1.25 per unit,, in a private placement sale, each unit consisting of one common share and one warrant to purchase an additional share at $1.25 per share within one year
from the closing of the offering.   $197,807 was received by December 31,
2003, ad an additional $729,638 was received by this report date. The offering will close in April 2004.

During February 2004, the Company offered 1,600,000 units at $1.25 per unit, in a private placement sale, each unit consisting of one common share and one warrant to purchase an additional share at $1.25 per share within one year from the closing of the offering. The offering was closed in March 2004, after receiving $2,215,250 for the purchase of 1,772,200 units. The Company amended the total offering of 1,600,000 units as an offering of the 1,772,200 units sold.

The Company has agreed to pay advisor fees, on the above 1,250,000 offering, in the form of common stock at the rate of 40,000 shares per 200,000 units sold and reduced to 20,000 shares per 200,000 units sold after April 30, 2004, along with a 40,000 share bonus if 600,000 units had been sold by January 31, 2004. The commission due on the report date was 188,391 shares.

The Company has also agreed to pay a 10% cash commission to certain registered broker/dealers regarding the 1,772,200 units offered ($221,525) and 15% of the units offered by one of the broker/dealers who sold 1,412,200 units; and 6% of the units offered by the other the broker/dealer who sold 360,000 units.

                         OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2003



5.  COMMON CAPITAL STOCK - continued

During December 2002, the Company issued 125,000 shares of common stock for services and during 2003 3,347,167 shares for services. During January 2004 245,000 common shares were issued for services.

The board of directors have authorized the issuance of 2,000,000 common shares to officers of the Company in March 2004, for services.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors (and their families) and their controlled entities have acquired 66% of the outstanding common stock.

On January 25, 2002, Mark Meriwether, President and former sole director, returned 2,275,000 common shares to the Company for cancellation with no consideration in connection with the issuance of 2,304,903 common shares for the acquisition of all of the outstanding stock of Oak Ridge Micro-Energy, Inc. (Note 4)

During 2003, 2,500,000 common shares were issued to an officer and 315,000 common shares to directors for services.

7.  CONTINUING LIABILITIES

The Company has an operating lease for its office space located in Oak Ridge, Tennessee. The rental expense for 2002 was $15,400 and for 2003 $26,400. Future minimum rental payments required under the non-cancelable operating lease follows:

         Year ending December 31,

             2004                  26,400
             2005                  26,400
             2006                  11,000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     We were notified that effective January 30, 2004, which is subsequent to the date of this Annual Report, that Sellers and Andersen, L.L.C., our former auditors, had merged with Ted Madsen, CPA to form Madsen & Associates, CPA's, Inc. On February 19, 2004, our Board of Directors resolved to engage Madsen & Associates, CPA's, Inc., Certified Public Accountants, of Salt Lake City, Utah, to audit our financial statements for the calendar year ended December
31, 2003.   For more information on this change in accountants see the 8-K
Current Report, as amended filed with the Securities and Exchange Commission on February 26, 2004. See Part III, Part 1.

Item 8(a). Controls and Procedures.
---------------------------------

As of the period of this Annual Report or December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                           Date of             Date of
                     Positions            Election or        Termination
   Name                 Held              Designation       or Resignation
   ----              ---------            -----------       --------------

John B. Bates,       President &            1/15/02            3/31/02
Ph.D.                Director               1/15/02               *
                      CEO                   1/15/02            3/31/02
                      CTO                   3/31/02               *

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

Business Experience.
--------------------

     Dr. John B. Bates, Ph.D. Dr. Bates is 62 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years. He recently left ORNL with a plan to commercialize the thin-film batteries. Dr. Bates invented or co-invented 12 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

     Mark Meriwether. Mr. Meriwether is 47 years of age, and for the past 18 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

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

             (ii)   Engaging in any type of business practice; or

              ii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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


Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On June 3, 2003, Mark Meriwether, our President, filed with the Securities and Exchange Commission a Form 4, as amended, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 2,350,000 shares of our common stock.

     On June 3, 2003, John B. Bates, a director, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 2,150,000 shares of our common stock.

     On September 4, 2003, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 100,000 shares of our common stock and the disposal of 60,000 shares as a settlement of a contract dispute.

     On October 10, 2003, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 75,000 shares of our common stock.

     On December 17, 2003, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 65,000 shares of our common stock.

     On December 17, 2003, John B. Bates filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 65,000 shares of our common stock.

     To the best knowledge of our management, all required reports of directors, executive officers and 10% stockholders required to be filed under
Section 16(a) of the Exchange Act have been timely filed and no other report are presently required to be filed.

Code of Ethics.
---------------

     The Company has adopted a Code of Ethics, and it is attached as
Exhibit 14 to this Annual Report.  See Item 13, Part III.

Audit Committee.
----------------

     We do not have an Audit Committee; however, we do not believe that the failure to have an Audit Committee is material, based upon our current operations.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark         12/31/03    0     0  $37,914      *         0      0       0
Meriwether   12/31/02    0     0  $62,000      0         0      0       0
President    12/31/01    0     0     0         0         0      0       0
Sec'y/
Treasurer
Director

John B.      12/31/03 $ 66,666 0     0         *         0      0       0
Bates        12/31/02 $115,000 0     0         0         0      0       0
CTO          12/31/01    0     0     0         0         0      0       0
and Director

          * On May 23, 2003, our Board of Directors resolved to issue Mark Meriwether 2,350,000 shares of our common stock that were "restricted securities" as compensation, 1,350,000 on that date and 1,000,000 on March 31, 2004. Our Board of Directors also resolved to issue John B. Bates 2,150,000 shares of our common stock that were "restricted securities" as compensation, 1,150,000 on that date and 1,000,000 on March 31, 2004. Pursuant to an Addendum to the Employment Agreements of Messrs. Meriwether and Bates effective on May 23, 2003, Messrs. Meriwether and Bates were also resolved to be issued 65,000 shares each that would be registered on an S-8 Registration Statement; and on December 12, 2003, Mr. Meriwether's Employment Agreement was again amended by an Addendum to provide for the issuance of an additional 185,000 shares that would also be included in an S-8 Registration Statement. This Registration Statement was filed on December 3, 2003. For additional information about these grants, see our 8-K Current Report dated May 23, 2003, and filed with the Securities and Exchange Commission on June 9, 2003, referenced in Part III,
            Item 1.

Stock Option Plans.
-------------------

     There are no cash compensation, deferred compensation or long term incentive plans that have been adopted by our Company. Further, except as indicated in the note to the Summary Compensation Table above, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. However, it is anticipated that a Stock Option Plan and management "restricted securities" grants or other options and awards will be considered and adopted by the Board of Directors in fiscal 2004 to compensate our current members of management, attract new members of management and to retain persons presently serving with us.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than 5% of our Company's common stock as of April 7, 2004:



                                                Number and Percentage

Name and Address                        of Shares Beneficially Owned (1)
----------------                        --------------------------------

John B. Bates, Ph.D.                          4,519,902 - 29.5%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Confetti Enterprises, Inc. (2)                  600,000 - 3.9%
3046 East Brighton Place
Salt Lake City, Utah 84121

Mark Meriwether  (3)                          4,629,410 - 30.2%
3046 East Brighton Place
Salt Lake City, Utah 84121

David W. Floor                                  975,000 - 6.3%
5820 So. Tolcate Woods Lane
Salt Lake City, Utah 84121

      (1) Percentages are based on 15,301,645 shares of common stock outstanding at April 7, 2004.

      (2) Confetti Enterprises is solely owned by Mr. Meriwether's wife, Collette Meriwether.

      (3) This number includes 20,000 shares that are in the name of Collette Meriwether, Mr. Meriwether's wife.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of April 7, 2004:

                                           Number and Percentage
Name and Address                        of Shares Beneficially Owned (1)
----------------                        --------------------------------

John B. Bates, Ph.D.                          4,519,902 - 29.5%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Mark Meriwether  (3)                          5,229,410 - 34.1%
3046 East Brighton Place
Salt Lake City, Utah 84121


      (1) Percentages are based on 15,301,645 shares of common stock outstanding at April 7, 2004.

      (2) Confetti Enterprises, which is solely owned by Mr. Meriwether' wife, owns 600,000 shares of our common stock; and 20,000 shares that are in the name of Collette Meriwether; these shares are included in the beneficial ownership of Mr. Meriwether.

Changes in Control.
-------------------

    There has been no change in control of our Company since January 6, 2001. See our 8-K Current Report dated January 6, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference in Part III, Item 13. Also see our 8-K Current Report dated January 15, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference in Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below under Part II, Items 10 and 11, there were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          8-K Current Report dated May 23, 2003, and filed with the Securities and Exchange Commission on June 9, 2003.**

          8-K Current Report, as amended dated February 19, 2004, and filed with the Securities and Exchange Commission on February 24, 2004.**

Exhibits*
Number
------
          (i)

14        Code of Ethics

31        302 Certification of Mark Meriwether

32        906 Certification

          (ii)                                 Where Incorporated
                                              In This Annual Report
                                              ---------------------
S-8 Registration Statement filed December        Part I, Item 1
3, 2003**

8-K Current Report dated May 23, 2003, filed     Part II, Item 10
June 9, 2003**

Form 8-A Registration Statement filed            Part I, Item 1
August 10, 2002**

10-KSB Annual Report for the year ended          Part I, Item 1
December 31, 2002**

8-K Current Report dated January 15, 2002,       Part II, Item 11
filed January 24, 2002**

10-KSB Annual Report for the year ended          Part I, Item 1

December 31, 2001**

8-K Current Report dated January 6, 2001,        Part II, Item 11
filed February 14, 2001.

10-KSB Annual Report for the year ended
December 31, 2000**                              Part I, Item 1

          * Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

          ** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Oak Ridge by its principal accountants during the calendar years ended December 31, 2003 and 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $5,875         $4,675

     Audit-related fees                $ 0             $ 0

     Tax fees                          $ 250           $ 250

     All other fees                    $ 0             $ 0
                                       -------         -------
     Total fees                        $6,125          $4,925


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Oak Ridge's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 04/14/04                     By /s/ Mark Meriwether
                                   Mark Meriwether, President and Director


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 04/14/04                     By /s/ Mark Meriwether
                                   Mark Meriwether, President/CEO and Director