Form 10KSB/A
period 2003-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2004-04-14
CIK 830483

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

     We have agreed to pay advisor fees on the 1,250,000 unit offering in the form of common stock at the rate of 40,000 shares per 200,000 units sold and reduced to 20,000 shares per 200,000 units sold after April 30, 2004, along with a 40,000 share bonus if 600,000 units had been sold by January 31, 2004. The commission due to date was 188,391 shares.

     We also agreed to pay a 10% cash commission to certain registered broker/dealers regarding the 1,772,200 units offered ($221,525) and 15% of the units offered by one of the broker/dealers who sold 1,412,200 units; and 6% of the units offered by the other the broker/dealer who sold 360,000 units.

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

During November 2003,the Company offered 1,250,000 units at $1.25 per unit,, in a private placement sale, each unit consisting of one common share and one warrant to purchase an additional share at $1.25 per share within one year
from the closing of the offering.   $197,807 was received by December 31,
2003, ad an additional $729,638 was received by this report date. The offering will close in April 2004.

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