Form 10QSB
period 2004-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2004-05-17
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-50032
                                            ---------

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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of March 31, 2004
       -----              ------------------------------------

Common stock, $0.001                15,301,645

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                    OAK RIDGE MICRO-ENERGY, INC.
                    (Development Stage Company)
                          Balance Sheet
                           (unaudited)
                                                              March 31, 2004
                                                            -----------------
Assets
Current assets:
     Cash and cash equivalents                               $ 1,699,967
                                                             -----------
          Total current assets                                 1,699,967

Furniture, fixtures, and equipment, net                          389,610

Intangible assets, net                                            11,592

Other long-term assets                                             2,200
                                                             -----------
          Total assets                                       $ 2,103,369
                                                             ===========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                        $     2,542
     Accrued liabilities                                          10,000
                                                             -----------
          Total current liabilities                               12,542


Stockholders' equity:
  Common stock, 100,000,000 shares
  authorized, $0.001 par value,
  15,301,645 shares issued and
  outstanding at March 31, 2004                                   15,301
  Stock subscriptions received                                   994,938
  Additional paid in capital                                  11,680,430
  Accumulated deficit                                        (10,599,842)
                                                             -----------
          Total stockholders' equity                           2,090,827
                                                             -----------
          Total liabilities and
          stockholders' equity                               $ 2,103,369
                                                             ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
                       INCOME STATEMENT
                          (Unaudited)
                                    Three Months Ended       Period
                                          March 31,       January 1, 1996 to
                                      2004       2003       March 31, 2004
Revenues                               $     980  $  9,676    $ 117,186
                                       ---------  --------    ---------
Operating expenses:
     General and administrative        2,270,955   151,323    4,537,744
     Research and development             33,094    50,650      388,295
     Sales and marketing                  28,815         -       28,815
     Depreciation and amortization        19,211    22,777      121,124
                                       ---------  --------    ---------
  Total operating expenses             2,352,075   224,750    5,075,978
                                       ---------  --------    ---------
Operating income (loss)               (2,351,095) (215,074)  (4,958,792)

Other income/expenses:
     Interest and other income               826       797       12,390
     Interest expense                          -         -     (340,159)
     Loss of assets                            -         -   (4,608,767)
     Gain on settlement of debt                -         -    1,615,082
                                       ---------  --------   ----------
  Total other income/expense                 826       797   (3,321,454)
                                       ---------  --------   ----------
Net income (loss)                    $(2,350,269)$(214,277) $(8,280,246)
                                       =========  ========   ==========
Earnings (loss) per share:
  Basic                                $   (0.17)$   (0.02)
                                       ========= =========
Weighted average shares
outstanding:
  Basic                                13,682,645 8,664,437
                                       ========== =========

The accompanying notes are an integral part of these financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC.
                    (Development Stage Company)
             Statement of Changes in Stockholders' Equity
                            (Unaudited)

                                      Three Months Ended March 31, 2004
______________________________________________________________________________
                                     Common   Stock   Additional   Accumulated
                                     Shares   Amount  Paid-in Capital Deficit
Balance at December 31, 2003    12,062,602  $12,062 $  8,722,108 $(8,249,573)

Common stock issued for
services at $0.7365 per share    2,250,000    2,250    1,654,875           -

Common stock issued for
services at $1.20 per share        272,333      272      326,527           -

Common stock issued for
services at $1.90 per share         15,000       15       28,485           -

Common stock issued for
services at $2.45 per share         60,000       60      146,940           -

Sale of common stock at $1.25
per share                          641,710      642      801,495           -

Net loss                                 -        -            -  (2,350,269)
                               -----------  -------  ----------- ------------
Balance, end of period          15,301,645  $15,301  $11,680,430 $(10,599,842)
                               ===========  =======  =========== ============

                               F-3
The accompanying notes are an integral part of the consolidated financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC.
                    (Development Stage Company)
                      Statement of Cash Flows
                           (Unaudited)
                                    Three Months Ended       Period
                                          March 31,       January 1, 1996 to
                                      2004       2003       March 31, 2004
Operations
 Net income (loss)                   $(2,350,269) $(214,277)  $(8,280,246)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operations:
  Changes in accounts payable and
  accrued liabilities                     (6,775)    14,716       378,735
   Changes in deposits                         -          -        (2,200)
   Depreciation and amortization          19,211     22,777       121,124
   Issuance of common stock for
   expenses and contributed to
   capital for expenses                2,159,424     36,875     3,711,123
   Loss of assets                              -          -     4,608,767
   Gain on settlement of debt                  -          -    (1,615,082)
                                     -----------  ---------   -----------
   Net cash from operations             (178,409)  (139,909)   (1,077,779)
                                     -----------  ---------   -----------
Investing
 Additions to furniture, fixtures and
 equipment                               (18,571)   (34,369)     (505,963)
 Additions to intangible assets                -    (82,705)      (16,367)
                                     -----------  ---------   -----------
   Net cash used for investing           (18,571)  (117,074)     (522,330)
                                     -----------  ---------   -----------
Financing
 Stock subscriptions received            767,131          -       994,938
 Proceeds from stock issued              802,138     50,000     2,305,138
                                     -----------  ---------   -----------
   Net cash received for financing     1,569,269     50,000     3,300,076
                                     -----------  ---------   -----------
Net change in cash and equivalents     1,372,289   (206,983)    1,699,967

Cash and equivalents, beginning of
 period                                  327,678    415,361             -
                                     -----------  ---------   -----------
Cash and equivalents, end of period  $ 1,699,967  $ 208,378   $ 1,699,967
                                     ===========  =========   ===========

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 2004 and 2003, (b) the financial position at March 31, 2004
(c) cash flows for the three-month periods ended March 31, 2004 and 2003 and
(d) statement of stockholders' equity for the three-month period ended March 31, 2004. The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. Options, warrants, convertible preferred stock, and convertible debt are included in the calculation of diluted earnings per share, except where their effect would be anti-dilutive. The Company did not have any dilutive securities outstanding at September 30, 2003. As a result, basic and diluted net loss per share are the same.

Note 3   Technology Licensing Agreement

As a result of the acquisition of Oak Ridge Nevada (see note 5), the Company acquired the rights to a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC. The license pertains to rechargeable thin-film lithium batteries. The initial payment was made in 2002 for $10,000. A second payment of $10,000 was made in the first quarter of 2003. Additional payments of $40,000 and $20,000 in common stock based upon market value of the Company are due by June 30, 2004 and July 30, 2004, respectively.

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

During 2001, the Company received stock subscriptions of $75,000 for the purchase of 37,500 restricted shares of common stock under a private placement. As of March 30, 2004, 15,000 of the shares had yet to be issued.

During the first quarter of 2004, the Company issued a combined 2,597,333 shares of its common stock to various consultants, attorneys, and members of management for general business services. The services were recorded at their estimated fair value of $2,159,424 and recognized as expense during the three-month period ending March 31, 2004.

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                  Notes to Financial Statements
Note 4   Stockholders' Equity -continued

The Company recently completed a private placement offering. As of the date of this report, the Company raised a total $3,215,250 for the sale of 2,572,200 units (consisting of one share of restricted stock and one warrant to purchase an additional share within one year from April 15). The Company owes a total commission for the sale of these units of 438,830 restricted common shares of its stock and $266,200 cash, which became payable during the second quarter of the current fiscal year. Upon the completion of the issuance of all shares of common stock, including commission, associated with the offering, the Company will have a total of 17,670,965 shares outstanding.

At the end of the first quarter and during the fourth quarter of the prior year, the Company received a total of $2,159,424 from the above-mentioned offering. 641,710 shares of its common stock have been issued and another 1,085,829 are yet to be issued in conjunction with money received during the first and fourth quarters.

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

Note 6   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 72% of the outstanding common stock.

During the first quarter, members of the board of directors were issued a combined 2,000,000 shares (these shares are part of the 2,597,333 discussed under note 4) for general business services. The services were recorded at their estimated fair value of $1,473,000 and recognized as expense during the three-month period ending March 31, 2004.

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

The technology has evolved over the past decade at the Oak Ridge National Laboratories ("ORNL"), a U. S. Government laboratory in Oak Ridge, Tennessee. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL who is now our Chief Technology Officer and a member of our Board of Directors.

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

Results of Operations.
----------------------

Revenue

Revenue for the first quarter of the year 2004 was $980, a decrease of 89% over the first quarter of the year 2003. The revenue decrease was due to the completion of a SBIR grant during the previous fiscal year. Up to date, we have not received additional grants. We currently receiving all revenue from the sale of the thin-film battery.

Operating Expenses

Research and development expenses in the first quarter of calendar 2004 were $33,094, compared to $50,650 during the first quarter of 2003. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

Sales and marketing expenses were $28,815 in the first quarter of 2004. Sales and marketing costs consisted of press release fees and fees paid to a marketing consultant. During the prior quarters, sales and marketing expenses have not been separately accounted for.

General and administrative costs were $2,270,955 in the quarter ended March 31, 2004, compared to $151,323 for the same quarter of 2003, with the latter including sales and marketing expenses. These charges consisted of rent, utilities, travel expenses, legal and professional charges, and other miscellaneous charges related to general business operations. The majority of general and administrative expenses of the quarter ended March 31, 2004, were from the issuance of common stock to various consultants and members of the board of directors, valued at $2,130,609.

Financial Condition

The interim financial data are unaudited; however, in the opinion of the management of our Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month period ended March 31, 2004 and 2003, (b) the financial position at March 31, 2004, (c) cash flows for the three-month period ended March 31, 2004 and 2003 and (d) statement of stockholders' equity for the three-month period ended March 31, 2004, which have been prepared by our management in conformity with accounting principles generally accepted in the United States of America . The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss from continuing operations of $2,350,269 and $214,277 for the three-month periods ended March 31, 2004 and 2003,
respectively.   The majority  of our loss for the quarter ended March 31,
2004, resulted from the issuance of common stock to various consultants and members of the board of directors, valued at $2,130,609. As of March 31, 2004, we had a shareholder's equity of $2,090,827 and working capital of $1,687,425. Cash totaled $1,699,967 as of March 31, 2004, compared to $208,378 for March 31, 2003. The primary difference is a result of the closing of recent U. S. and foreign private placements of our securities in calendar 2004.

We believe cash on hand will be sufficient to finance current business operations for at least the next twelve months.

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

Item 3. Controls and Procedures

(a) At the end of the 90-day period of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/President/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer/President/Treasurer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                    Part II. Other Information

Item 1. Legal Proceedings

     None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     Recent Sales of Unregistered Securities
     ---------------------------------------

Shares and Consideration*                             Number of Shares
-------------------------                            ----------------

Common stock issued for                                  2,250,000
services at $0.7365 per share
to members of management and
legal counsel

Common stock issued for                                    272,333
services at $1.20 per share
legal counsel and one consultant

Common stock issued for                                     15,000
services at $1.90 per share
one consultant

Common stock issued for                                     60,000
services at $2.45 per share
to one consultant

Sale of common stock at $1.25                              641,710
per share (units consisting of
one common share and one $1.25
warrant) to a small number of
foreign investors

     * We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

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

     (a)   Exhibits.

     31    302 Certification of Mark Meriwether

     32    906 Certification

     10-KSB Annual Report for the year ended December 31, 2003*

           * Incorporated by reference.

     (b)   Reports on Form 8-K.

           8-K Current Report, as amended, dated February 19, 2004, regarding our change in accountants

           8-K Current Report, as amended, dated May 7, 2004, regarding the Compromise and Settlement Agreement regarding our Regulation S Offering.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 5/14/04                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer