Form 10QSB
period 2004-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2004-08-20
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004
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

     (1)   Yes  X    No            (2)   Yes  X      No
               ---                           ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of June 30, 2004
       -----              ------------------------------------

Common stock, $0.001                62,475,066

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                    Oak Ridge Micro-Energy, Inc.
                    (Development Stage Company)
                          Balance Sheet
                           (unaudited)
                                                              June 30, 2004
                                                            -----------------
Assets
Current assets:
     Cash and cash equivalents                               $ 2,548,950
                                                             -----------
          Total current assets                                 2,548,950

Furniture, fixtures, and equipment, net                          761,204

Intangible assets, net                                            10,774

Other long-term assets                                             2,200
                                                             -----------
          Total assets                                       $ 3,323,128
                                                             ===========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                        $   258,356
     Accrued liabilities                                          10,000
                                                             -----------
          Total current liabilities                              268,356


Stockholders' equity:
  Common stock, 100,000,000 shares
  authorized, $0.001 par value,
  62,475,066 shares issued and
  outstanding at June 30, 2004                                    62,475
  Stock subscriptions received                                    30,000
  Additional paid in capital                                  16,976,750
  Accumulated deficit                                        (14,014,453)
                                                             -----------
          Total stockholders' equity                           3,054,772
                                                             -----------
          Total liabilities and
          stockholders' equity                               $ 3,323,128
                                                             ===========


The accompanying notes are an integral part or these financial statements.

                  Oak Ridge Micro-Energy, Inc.
                   (Development Stage Company)
                       Income Statement

                          (Unaudited)
                             Three Months        Six Months      Period
                                 Ended             Ended    January 1, 1996 to
                           2004       2003       2004     2003  June 30, 2004
Revenues               $     280  $ 60,000  $     1260 $    69,676 $  117,466
                       ---------  --------  ---------- ----------- ----------
Operating expenses:
     General and
     administrative    3,312,776   899,812    5,583,730  1,051,135  7,850,520
     Research and
     development          68,868    32,858      101,963    119,518    457,163
     Sales and marketing   2,540         -       31,355          -     31,355
     Depreciation and
     amortization         33,585    21,551       52,796     44,328    154,709
                       ---------  --------  ----------- ---------- ----------
  Total operating
  expenses             3,417,769   954,221    5,769,844  1,178,971  8,493,747
                       ---------  --------  ----------- ---------- ----------
Operating income
(loss)                (3,417,489) (894,221)  (5,768,584)(1,109,295)(8,376,281)

Other income/expenses:
     Interest and other
     income                2,878       524        3,704      1,321     15,268
     Interest expense          -         -            -          -   (340,159)
     Loss of assets            -         -            -          - (4,608,767)
     Gain on settlement
     of debt                   -         -            -          -  1,615,082
                       ---------  --------  ----------- ---------- ----------
  Total other income/
  expense                  2,878       524        3,704      1,321 (3,318,576)
                       ---------  --------  ----------- ---------- ----------
Net income (loss)    $(3,414,611)$(893,697)$(5,764,880)(1,107,974)(11,694,857)
                       =========  ========  =========== ========== ==========
Earnings (loss) per share:
  Basic                $   (0.06)$   (0.03)$     (0.12) $    (0.03)
                       ========= ========= ===========  ==========
Weighted average shares
outstanding:
  Basic               54,727,436 30,442,275 49,331,436  30,398,019
  Diluted             62,414,036 38,128,875 57,018,036  38,084,619
                      ========== ========== ==========  ==========

The accompanying notes are an integral part or these financial statements.

                    Oak Ridge Micro-Energy, Inc.
                    (Development Stage Company)
             Statement of Changes in Stockholders' Equity
                            (Unaudited)

                                      Six Months Ended June 30, 2004
______________________________________________________________________________
                                     Common   Stock   Additional   Accumulated
                                     Shares   Amount  Paid-in Capital Deficit
Balance at December 31, 2003    36,187,806  $36,187 $  8,697,983 $(8,249,573)

Common stock issued for
services at $0.2455 per share    6,750,000    6,750    1,654,875           -

Common stock issued for
services at $0.40 per share        816,999      817      326,527           -

Common stock issued for
services at $0.633 per share         45,000      45       28,485           -

Common stock issued for
services at $0.816 per share        180,000     180      146,940           -

Sale of common stock at $0.417
per share, net offering costs     9,005,190    9,005   2,925,570           -

Common stock issued for
services at $0.417 per share      4,990,071    4,990   2,075,870           -

Common stock issued for
services at $.025 per share       4,500,000    4,500   1,120,500           -

Net loss                                 -        -            -  (5,764,880)
                               -----------  -------  ----------- ------------
Balance, end of period          62,475,066  $62,475  $16,976,750

                               F-3
The accompanying notes are an integral part or these financial statements.

                   Oak Ridge Micro-Energy, Inc.
                    (Development Stage Company)
                      Statement of Cash Flows
                           (Unaudited)
                                     Six Months Ended       Period
                                                        January 1, 1996 to
                                      2004       2003      June 30, 2004
Operations
 Net income (loss)                   $(5,764,880) $(1,107,745)  $(11,694,857)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operations:
  Changes in accounts payable and
  accrued liabilities                    249,039       86,413        634,549
   Changes in deposits                         -            -         (2,200)
   Depreciation and amortization          52,796       44,329        154,709
   Issuance of common stock for
   expenses and contributed to
   capital for expenses                5,370,480      809,750      6,922,179
   Loss of assets                              -            -      4,608,767
   Gain on settlement of debt                  -            -     (1,615,082)
                                     -----------    ---------    -----------
   Net cash from operations              (92,565)    (167,253)      (991,935)
                                     -----------    ---------    -----------
Investing
 Additions to furniture, fixtures and
 equipment                              (422,931)     (34,369)      (910,323)
 Additions to intangible assets                -      (82,705)       (16,367)
                                     -----------    ---------    -----------
   Net cash used for investing          (422,931)    (117,074)      (522,330)
                                     -----------    ---------    -----------
Financing
 Stock subscriptions received                  -            -         30,000
 Proceeds from stock issued            2,736,768       81,275      4,437,575
                                     -----------    ---------    -----------
   Net cash received for financing     2,736,768       81,275      4,467,575
                                     -----------    ---------    -----------
Net change in cash and equivalents     2,221,272     (203,055)     2,548,950

Cash and equivalents, beginning of
 period                                  327,678      415,361              -
                                     -----------    ---------    -----------
Cash and equivalents, end of period  $ 2,548,950    $ 212,306    $ 2,548,950
                                     ===========    =========    ===========

The accompanying notes are an integral part or these financial statements.

                   Oak Ridge Micro-Energy, Inc.
                  Notes to Financial Statements

Note 1   Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as "the Company" or "Oak Ridge") was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name "Vates Corp." Since inception, the Company has completed six name changes resulting in its present name. The Company has changed the par value of its stock and effected three stock splits (see note
4). The accompanying consolidated financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

The Company became inactive after 1995 and is considered to be in the development stage after that date. The Company's principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2004 (b) the results of operations for the six and three-month periods ended June 30, 2004 and 2003,
(c) statement of stockholders' equity from the development stage inception to the period ended June 30, 2004 and (d) cash flows for the six month period ended June 30, 2004 and 2003. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. Options, warrants, convertible preferred stock, and convertible debt are included in the calculation of diluted earnings per share, except where their effect would be anti-dilutive.

Note 3   Technology Licensing Agreement

As a result of the acquisition of Oak Ridge Nevada (see note 5), the Company acquired the rights to a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC. The license pertains to rechargeable thin-film lithium batteries. The initial payment was made in 2002 for $10,000. A second payment of $10,000 was made in the first quarter of 2003. Additional payments of $40,000 and $20,000 in common stock based upon market value of the Company became due July 1, 2004 and July 30, 2004, respectively.

An incremental royalty fee of five percent applies to all net sales of products incorporating the licensed technology.

Note 4   Stockholders' Equity

The Company's only issued and authorized equity shares consist of common stock, par value $0.001. Effective June 1, 2004, the Company effected a one to three forward split of its outstanding common stock, while retaining the current par value of $0.001. The accompanying financial statements have been prepared retroactively showing the after spilt effect with a par value of $0.001 since inception.

During 2001, the Company received stock subscriptions of $75,000 for the purchase of 112,500 restricted shares of common stock under a private placement. As of June 30, 2004, 45,000 of the shares had yet to be issued. The Company issued the aforementioned 45,000 shares on July 29, 2004.

During the first quarter of 2004, the Company issued a combined 7,791,999 shares of its common stock to various consultants, attorneys, and members of management for general business services. The services were recorded at their estimated fair value of $2,164,619 and recognized as expense during the three-month period ending March 31, 2004.

During the second quarter of 2004, the Company issued a combined 9,490,071 shares of its common stock to various consultants, attorneys, and members of management for general business services. The services were recorded at their estimated fair value of $3,205,860 and recognized as expense during the three-month period ending June 30, 2004.

                   Oak Ridge Micro-Energy, Inc.
                  Notes to Financial Statements

Note 4   Stockholders' Equity -continued

The Company recently completed a private placement offering. The Company raised a total $2,941,121, net, for the sale of 9,005,190 units (consisting of one share of restricted stock and one warrant to purchase an additional share within one year from April 15), including commission for the sale of these units of 1,318,950 restricted common shares of its stock.

Note 5   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 57% of the outstanding common stock.

During the first quarter, members of the board of directors were issued a combined 6,000,000 shares (these shares are part of the 7,791,999 discussed under note 4) for general business services. The services were recorded at their estimated fair value of $1,473,000 and recognized as expense during the three-month period ending March 31, 2004.

During the second quarter, members of the board of directors were issued a combined 4,500,000 shares (these shares are part of the 9,490,071 discussed under note 4) for general business services. The services were recorded at their estimated fair value of $1,125,000 and recognized as expense during the three-month period ending June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation.

Oak Ridge Micro-Energy is enhancing a thin-film lithium battery technology for commercial, consumer, industrial, security, and military use. Our corporate objective is to capitalize on delivering solutions for the world's micro-power needs.

The battery is lithium-based and is manufactured to be considerably thinner than common plastic wrap. Like the larger, traditional lithium batteries that power laptops and cell phones, this lithium battery is also rechargeable. Unlike traditional lithium batteries, the thin-film battery is intended for hi-tech, low power applications, some of which have not yet been developed or brought to market.

Current anticipated uses include "smart" credit cards, security cards, wireless sensors, radio frequency identification tags, chip memory backup, and advanced drug delivery devices. Future applications will grow as the availability of thin-film batteries increases.

The technology has evolved over the past decade at the Oak Ridge National Laboratories ("ORNL"), a U. S. Government laboratory in Oak Ridge, Tennessee. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL who is now our Chief Technology Officer, a member of our Board of Directors, and majority shareholder.

The batteries must be substantially manufactured in the United States, under our licensing agreement (the "Licensing Agreement"), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

We are developing prototype batteries using our current laboratory-scale hardware. We recently raised additional capital to acquire equipment to manufacture thin-film batteries for pilot production requirements. Prototype batteries will be delivered to a variety of potential clients who desire samples to evaluate for integration into their products. We will likely develop a relationship with a third party manufacturing partner when quantities dictate. Batteries will be shipped directly to our customers, without the need for a distributor, in the short term.

Until such time as our Company's prospective clients have evaluated prototypes and made commitments for commercial quantities of our product, we intend to apply for revenue from research contracts, like similar grants we have received from the Department of Defense. During fiscal 2004, we anticipate that we may have at least one and four clients, and would expect that number to grow in future years, as applications and the availability of thin-film batteries increases. Dr. Bates and our staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for our Company and our shareholders. Currently, we have made patent applications for an improved electrolyte; a new barrier coating to help the battery resist corrosion; to improve the performance of the battery; and to better protect the battery from natural elements.

We currently have four full-time employees and two part-time employees.

Results of Operations.

Revenue

Revenue for the second quarter of the year 2004 was $280, a decrease of 99% over the first quarter of the year 2003. The revenue decrease was due to the completion of a SBIR grant during the previous fiscal year. Up to date, we have not received additional grants. We currently are receiving all revenue from the sale of prototypes of the thin-film battery.

Operating Expenses

Research and development expenses in the second quarter of 2004 were $68,868, compared to $32,858 during the second quarter of 2003. The increase of research and development expenses is due the increase of the research and development staff. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

Sales and marketing expenses were $2,540 in the second quarter of 2004. Sales and marketing costs consisted solely of press release fees. During the prior quarters (excluding the first quarter of 2004), sales and marketing expenses have not been separately accounted for.

General and administrative costs were $3,312,776 in the second quarter of 2004, compared to $899,812 for the same quarter of 2003, with the latter including sales and marketing expenses. These charges consisted of rent, utilities, travel expenses, legal and professional charges, and other miscellaneous charges related to general business operations. The majority of general and administrative expenses of the quarter ended June 30, 2004, were from the issuance of common stock to various consultants and members of the board of directors, valued at $3,205,860.

Financial Condition

The interim financial data are unaudited; however, in the opinion of the management of our Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2004 (b) the results of operations for the six and three-month periods ended June 30, 2004 and 2003,
(c) statement of stockholders' equity from the development stage inception to the period ended June 30, 2004 and (d) cash flows for the six month period ended June 30, 2004 and 2003. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three-month period ended June 30, 2004, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss from continuing operations of $3,414,611 and $893,697 for the three-month periods ended June 30, 2004 and 2003, respectively. The majority of our loss for the quarter ended June 30, 2004, resulted from the issuance of common stock to various consultants and members of the board of directors, valued at $3,205,860. As of June 30, 2004, we had a shareholder's equity of $3,054,772 and working capital of $2,280.594. Cash totaled $2,548,950 as of June 30, 2004, compared to $212,306 for June 30, 2003. The primary difference is a result of the closing of recent U. S. and foreign private placements of our securities in calendar 2004.

We believe cash on hand will be sufficient to finance current business operations for at least the next twenty-four months.

Forward-Looking Statements.

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

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                    Part II. Other Information

Item 1. Legal Proceedings

     None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     Recent Sales of Unregistered Securities
     ---------------------------------------

Shares and Consideration*                             Number of Shares
-------------------------                            ----------------
Common stock issued for
services at $0.417 per share                             4,990,071

Common stock issued for
services at $.025 per share                              4,500,000

     * We issued these securities to persons who were "accredited investors" only. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

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

     (b)   Reports on Form 8-K.

           8-K Current Report, as amended, dated May 7, 2004, regarding the Compromise and Settlement Agreement regarding our Regulation S Offering.

           8-K Current Report dated May 10, 2004, regarding a Consulting Agreement with Water & Gold, Inc.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 8/19/2004                        By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer