Form 10QSB
period 2004-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2004-11-15
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004
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

     (1)   Yes  X    No            (2)   Yes  X      No
               ---                           ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of September 30, 2004
       -----              ------------------------------------

Common stock, $0.001                62,616,093

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                    Oak Ridge Micro-Energy, Inc.
                    (Development Stage Company)
                          Balance Sheet
                           (unaudited)
                                                           September 30, 2004
                                                           ------------------
Assets
Current assets:
     Cash and cash equivalents                               $ 2,204,979
                                                             -----------
          Total current assets                                 2,204,979

     Furniture, fixtures, and equipment, net                     802,789

     Intangible assets, net                                       13,297

     Other long-term assets                                        2,200
                                                             -----------
Total assets                                                 $ 3,023,265
                                                             ===========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                        $   192,468

     Accrued liabilities                                          10,000
                                                             -----------
Total current liabilities                                        202,468


Stockholders' equity:

     Common stock, 100,000,000 shares
     authorized, $0.001 par value,
     62,616,093 shares issued and
     outstanding at September 30, 2004                            62,616

     Stock subscriptions received                                      -

     Additional paid in capital                               17,049,788

     Accumulated deficit                                     (14,291,607)
                                                             -----------
Total stockholders' equity                                     2,820,797
                                                             -----------
Total liabilities and stockholders' equity                   $ 3,023,265
                                                             ===========


The accompanying notes are an integral part or these financial statements.

                  Oak Ridge Micro-Energy, Inc.
                   (Development Stage Company)
                       Income Statement

                          (Unaudited)
                          Three Months Ended  Nine Months Ended Period January
                             September 30,       September 30,    1, 1996 to
                           2004       2003    2004     2003      Sept 30, 2004
Revenues               $       -  $ 39,995  $    1,260 $   109,676 $  117,466
                       ---------  --------  ---------- ----------- ----------
Operating expenses:
     General and
     administrative      142,272    21,174    5,726,001  1,072,125  7,992,792
     Research and
     development          79,200    29,460      181,163    112,739    536,363
     Sales and marketing  23,990         -       55,345          -     55,345
     Depreciation and
     amortization         36,334    21,551       89,130     65,880    191,043
                       ---------  --------  ----------- ---------- ----------
  Total operating
  expenses               281,796    72,185    6,051,639  1,250,744  8,775,543
                       ---------  --------  ----------- ---------- ----------
Operating income
(loss)                  (281,796)  (32,190)  (6,050,379)(1,141,068)(8,658,077)

Other income/expenses:
     Interest and other
     income                4,641       417        8,345      1,321     19,909
     Interest expense          -         -            -          -   (340,159)
     Loss of assets            -         -            -          - (4,608,767)
     Gain on settlement
     of debt                   -         -            -          -  1,615,082
                       ---------  --------  ----------- ---------- ----------
  Total other income/
  expense                  4,641       417        8,345      1,321 (3,313,935)
                       ---------  --------  ----------- ---------- ----------
Net income (loss)      $(277,155)$ (31,773)$(6,042,034)(1,139,747)(11,972,072)
                       =========  ========  =========== ========== ==========
Earnings (loss) per share:
  Basic                $   (0.00)$   (0.00)$     (0.12) $    (0.04)

  Diluted              $   (0.00)$   (0.00)$     (0.11) $    (0.03)
                       ========= ========= ===========  ==========
Weighted average shares
outstanding:
  Basic               62,545,580 34,859,805 49,331,436  30,398,019

  Diluted             70,232,180 42,546,405 55,025,948  38,084,619
                      ========== ========== ==========  ==========

The accompanying notes are an integral part or these financial statements.

                    Oak Ridge Micro-Energy, Inc.
                    (Development Stage Company)
             Statement of Changes in Stockholders' Equity
                            (Unaudited)

                                      Nine Months Ended September 30, 2004
______________________________________________________________________________
                                     Common   Stock   Additional   Accumulated
                                     Shares   Amount  Paid-in Capital Deficit
Balance at December 31, 2003    36,187,806  $36,187 $  8,697,983 $(8,249,573)

Common stock issued for
services at $0.2455 per share    6,750,000    6,750    1,654,875           -

Common stock issued for
services at $0.40 per share        816,999      817      326,527           -

Common stock issued for
services at $0.633 per share         45,000      45       28,485           -

Common stock issued for
services at $0.816 per share        180,000     180      146,940           -

Sale of common stock at $0.417
per share, net offering costs     9,012,390    9,013   2,925,563           -

Common stock issued for
services at $0.417 per share      4,990,071    4,990   2,075,870           -

Common stock issued for
services at $0.25 per share       4,500,000    4,500   1,120,500           -

Common stock issued for
services at $0.667 per share         45,000       45      29,955           -

Common stock issued for
services at $0.5625 per share        41,208       41      23,138           -

Common stock issued for UT-Battelle
license at $0.42 per share           47,619       48      19,952           -

Net loss                                 -        -            -  (6,042,034)
                               -----------  -------  ----------- ------------
Balance, end of period          62,616,093  $62,616  $17,049,788 (14,291,607)

                               F-3
The accompanying notes are an integral part or these financial statements.

                   Oak Ridge Micro-Energy, Inc.
                    (Development Stage Company)
                      Statement of Cash Flows
                           (Unaudited)
                                     Nine Months Ended       Period
                                       September 30,    January 1, 1996 to
                                      2004       2003   September 30, 2004
Operations
 Net income (loss)                   $(6,042,034) $(1,139,513)  $(11,972,012)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operations:
  Changes in accounts payable and
  accrued liabilities                    183,152       89,147        568,662
   Changes in deposits                         -            -         (2,200)
   Depreciation and amortization          89,130       65,880        191,043
   Issuance of common stock for
   expenses and contributed to
   capital for expenses                5,443,658      816,650      6,965,359
   Loss of assets                              -            -      4,608,767
   Gain on settlement of debt                  -            -     (1,615,082)
                                     -----------    ---------    -----------
   Net cash from operations             (326,094)    (167,836)    (1,255,463)
                                     -----------    ---------    -----------
Investing
 Additions to furniture, fixtures and
 equipment                              (499,856)     (34,372)      (987,248)
 Additions to intangible assets           (3,518)     (82,705)       (19,885)
                                     -----------    ---------    -----------
   Net cash used for investing          (503,374)    (117,077)    (1,007,133)
                                     -----------    ---------    -----------
Financing
 Stock subscriptions received                  -            -              -
 Proceeds from stock issued            2,706,769       81,275      4,467,575
                                     -----------    ---------    -----------
   Net cash received for financing     2,706,768       81,275      4,467,575
                                     -----------    ---------    -----------
Net change in cash and equivalents     1,877,301     (203,638)     2,204,979

Cash and equivalents, beginning of
 period                                  327,678      415,361              -
                                     -----------    ---------    -----------
Cash and equivalents, end of period  $ 2,204,979    $ 211,723    $ 2,204,979
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

Note 3   Technology Licensing Agreement

The Company owns a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC. The license pertains to rechargeable thin-film lithium batteries. The initial payment was made in 2002 for $10,000. A second payment of $10,000 was made in the first quarter of 2003. Additional payments of $40,000 and $20,000 in common stock based upon market value, which at the time of issuance equaled 47,619 shares of common stock, were paid during the third quarter of 2004.
An incremental royalty fee of five percent applies to all net sales of products incorporating the licensed technology.

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

The Company recently completed a private placement offering. The Company raised a total $2,934,576 net, for the sale of 9,012,390 units (consisting of one share of restricted stock and one warrant to purchase an additional share within one year from April 15, 2004), including commission for the sale of these units of 1,318,950 restricted common shares of its stock.

During the third quarter of 2004, the Company issued 41,208 shares of its common stock to an attorney for legal services provided to the Company. These services were estimated at the fair value of $23,179 and recognized as an expense during the three-month period ended September 30, 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation.
------------------

Oak Ridge Micro-Energy is enhancing a thin-film lithium battery technology for commercial, consumer, industrial, security and military use. Our corporate objective is to capitalize on delivering solutions for the world's micro-power needs. The battery is lithium-based and is manufactured to be considerably thinner than common plastic wrap. Like the larger, traditional lithium batteries that power laptops and cell phones, this lithium battery is also rechargeable. Unlike traditional lithium batteries, the thin-film battery is intended for hi-tech, low power applications, some of which have not yet been developed or brought to market. Current anticipated uses include "smart" credit cards, security cards, wireless sensors, radio frequency identification tags, chip memory backup, and advanced drug delivery devices. Future applications will grow as the availability of thin-film batteries increases. The technology has evolved over the past decade at the Oak Ridge National Laboratories ("ORNL"), a U. S. Government laboratory in Oak Ridge, Tennessee. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL who is now our Chief Technology Officer, a member of our Board of Directors and major shareholder. The batteries must be substantially manufactured in the United States, under our licensing agreement (the "Licensing Agreement"), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

We are developing prototype batteries using our current laboratory-scale hardware. We recently raised additional capital to acquire equipment to manufacture thin-film batteries for pilot production requirements. Prototype batteries will be delivered to a variety of potential clients who desire samples to evaluate for integration into their products. We will likely develop a relationship with a third party manufacturing partner when quantities dictate. Batteries will be shipped directly to our customers, without the need for a distributor, in the short term. Until such time as our Company's prospective clients have evaluated prototypes and made commitments for commercial quantities of our product, we intend to apply for revenue from research contracts, like similar grants we have received from the Department of Defense. During fiscal 2004, we anticipate that we may have at least one and up to four clients, and would expect that number to grow in future years, as applications and the availability of thin-film batteries increases.
Dr. Bates and our staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for our Company and our shareholders. Currently, we have made patent applications for an improved electrolyte; a new barrier coating to help the battery resist corrosion; to improve the performance of the battery; and to better protect the battery from natural elements. We expect to announce new patent applications pertaining to the thin-film battery in the future.
We currently have four full-time employees and two part-time employees.

Results of Operations.
----------------------

Revenue.
--------

Revenue for the third quarter of the year 2004 was $0, a decrease of 100% over the third quarter of 2003 when we recorded revenues of $3,995. The revenue decrease was due to the completion of a SBIR grant during the previous fiscal year. Up to date, we have not received additional grants. We currently are receiving all of our revenue from the sale of prototypes of the thin-film battery. We expect to begin producing prototypes of the thin-film battery in significant quantities in the future. We expect those prototypes to lead to successful sources of revenue during fiscal year 2005.

Operating Expenses.
-------------------

Research and development expenses in the third quarter of 2004 were $79,200, compared to $29,460 during the third quarter of 2003. The increase of research and development expenses is due the increase of the research and development staff. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

Sales and marketing expenses were $23,990 in the third quarter of 2004. Sales and marketing costs consisted of press release fees and a Company initiated research report. During the prior quarters (excluding the first quarter and second quarter of 2004) sales and marketing expenses have not been separately accounted for and included with general and administrative costs.

General and administrative costs were $142,272 in the third quarter of 2004, compared to $21,174 for the same quarter of 2003, with the latter including sales and marketing expenses. These charges consisted of rent, utilities, travel expenses, legal and professional charges, and other miscellaneous charges related to general business operations.

Financial Condition.
--------------------

The interim financial data are unaudited; however, in the opinion of our management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2004 (b) the results of operations for the nine and three-month periods ended September 30, 2004 and 2003,(c) statement of stockholders' equity from the development stage inception to the period ended September 30, 2004 and (d) cash flows for the nine month period ended September 30, 2004 and 2003. The financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three-month period ended September 30, 2004, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss from continuing operations of $277,155 and $31,773 for the three-month periods ended September 30, 2004, and 2003, respectively. Cash totaled $2,204,979 as of September 30, 2004, compared to $211,723 for September 30, 2003. The primary difference is a result of the closing of recent U. S. and foreign private placements of our securities in calendar 2004.

We believe cash on hand will be sufficient to finance current business operations for at least the next 24 months.

Forward-Looking Statements.

Statements made in this Form 10-QSB Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the thin film battery industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital and the growth of the thin film battery industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

                    Part II. Other Information

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Recent Sales of Unregistered Securities
     ---------------------------------------

Shares and Consideration*                             Number of Shares
-------------------------                            ----------------
Common stock issued for
services at $0.667 per share                              45,000

Common stock issued for
services at $0.5625 per share                             41,208

Common stock issued for UT-Battelle
license at $0.42 per share                                47,619

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

                                       OAK RIDGE MICRO-ENERGY, INC.



Date: 11/15/2004                       By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer