Form 10KSB
period 2004-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2005-04-15
CIK 830483

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                               FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2004
                                 -----------------

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

     (1)   Yes X     No            (2)   Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent calendar year. December 31, 2004: $1,260.

     State the aggregate market value of the common voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 15, 2005; $14,835,029.90.  There are approximately 32,205,065 shares of our common voting stock of held by non-affiliates; the presented value is based upon the average bid prices of $.046 of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), the only nationally recognized medium on which our common stock publicly trades.

                  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

     None; not applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date.

     April 12, 2005: Common stock - 62,695,707 shares.

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

                                 PART I

Item 1. Description of Business.

Business.

Background summary.

We produce thin-film, solid-state batteries for industrial, government, and medical applications. Our thin-film battery is rechargeable, lithium-based, and the active battery layers are significantly thinner than common plastic wrap. Our batteries are intended for applications such as wireless smart sensors that operate in harsh environments, security cards, radio frequency identification (RFID) tags, semiconductor non-volatile memory chips, and implantable medical devices. The small size of this new battery technology will improve existing products and enable the development of many new products. Our fully packaged cells on ceramic substrates typically supplied to customers are 0.015" (0.38 mm) thick.

Thin-film rechargeable lithium and lithium-ion batteries in which the component layers are less than 10 micrometers (0.0004 inches) thick were developed by Dr. John B. Bates and his team of scientists and engineers from more than a decade of research at the Oak Ridge National Laboratory (ORNL). Dr. John B. Bates retired from ORNL and is now our Chief Technology Officer and a member of our Board of Directors. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The batteries must be substantially manufactured in the United States, under our licensing agreement (the "Licensing Agreement"), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

Unlike conventional batteries, thin-film batteries can be deposited directly onto chips or chip packages in any shape or size, and when fabricated on plastics or thin metal foils, the batteries are quite flexible. Some of the unique properties of thin-film batteries that distinguish them from conventional batteries include:

*all solid state construction;

*can be cycled thousands of times with negligible loss of capacity;

*can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 125 degrees C);

*can be made in any shape or size;

*cost does not increase with reduction in size (constant $/cm2); and

*completely safe under all operating conditions.

Thin-film lithium-ion batteries have the additional advantage of being unaffected by heating to 300 degrees centigrade. Many integrated circuits or IC's are assembled by the solder reflow or surface mount process in which all of the electronic components are soldered on the board at the same time by heating to temperatures as high as 280 degrees C for a few minutes. Conventional batteries, such as coin or button cells, contain organic liquid electrolytes that cannot survive such temperatures and therefore must be added to the circuits as a separate component, often manually.

We are developing prototype batteries using our current laboratory-scale hardware. We recently raised additional capital to acquire equipment to manufacture thin-film batteries for pilot production requirements. Prototype batteries will be delivered to a variety of potential clients who desire samples to evaluate for integration into their products. We likely will develop a relationship with a third party manufacturing partner when quantities dictate to preserve capital. Batteries will be shipped directly to our customers, without the need for a distributor, in the short term.

We currently have four full-time employees and two part-time employees.

Business Development Activities.
--------------------------------

Developments During the Year Ended December 31, 2004.
-----------------------------------------------------

During 2004, we began the year with a successful equity raise. A net total of $2.9 million, after commissions, was raised during offerings conducted simultaneously in the United States and Europe. Our equity raise was accomplished by the sale of units consisting of one share of common stock and one warrant to purchase an additional share of common stock.

We completed Phase I of our business and strategic plan and entered Phase II. Phase II is geared towards expansion, mass prototyping, and entry into highly specialized markets. Specialized markets for our thin-film battery include wireless semiconductor processing diagnostic wafers and miniature implantable medical devices. However, such markets are only the beginning, and we are confident we will be able to announce new contracts and new battery designs in the future. As demand for our product grows, we will advance to Phase III of our long range plan to find manufacturing partners and begin mass production of our thin-film batteries.

During 2004, we introduced Mr. Yuri Trachuk to our Company as Vice President of Manufacturing. Mr. Trachuk has brought a wealth of experience to our Company, having held senior engineering positions at several companies, including Applied Materials, Komag and Advanced Energy. He has international business experience in Russia, Israel and Malaysia. Mr. Trachuk holds a Masters of Science degree in vacuum electronics from the Politechnical Institute Lvov in the former Soviet Union.

During 2004, our Company was awarded a patent, "Thin Film Battery and Electrolyte Therefor," US 6,818,356 B1, with 22 claims. The claims relate to a range of compositions for a new thin-film lithium electrolyte, a method of making the electrolyte and a thin-film battery utilizing the new electrolyte. Our Company will continue to improve on the thin-film battery. With a full-fledged research facility in Oak Ridge, we expect to be an innovative leader in the micro-energy market.

On June 1, 2004, our Board of Directors authorized a 3 for 1 forward split of our common stock. See our 8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004, which is incorporated herein by reference. See Part III, Item 13. All computations herein take into account this forward split.

Developments During the Year Ended December 31, 2003.
-----------------------------------------------------

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

For additional information on other material business developments concerning our Company that occurred during the years ended December 31, 2003, 2002, 2001, and 2000, see our 10-KSB Annual Reports for the years then ended, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference, in Part III, Item 13.

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

We believe that numerous new applications will become apparent continually. At this point, anticipated uses include:

*diagnostic wafers for the semiconductor industry;

*wireless sensors;

*active radio frequency identification tags;

*non-volatile memory backup; and

*implantable medical devices

Detailed Market Applications.
-----------------------------

As a consequence of their ultra thin profile, low thermal mass, and their ability to operate in harsh environments, thin-film batteries are uniquely suited as power sources for wireless semiconductor processing diagnostic wafers. The sale of diagnostic wafers is estimated at $100 million per year, and thin film batteries will provide the power source for a significant portion of this market.

Thin-film lithium batteries will eventually power wireless sensors smaller than the size of a dime that can detect biological or chemical contaminants, movement and pressure, and transmit this information to a local receiver.

Two decades ago, bar code technology revolutionized the way goods and merchandise were identified, priced and inventoried. However, bar code technology is limited in its application by the need for an unobstructed line-of-sight or physical contact between the bar code and the reader. Radio frequency identification eliminates this limitation. Active tags would contain circuitry that enables them to radio their location to a central receiver which would sort out the information as needed. Some tags requires a very thin battery to power the devices contained within it.

Non-volatile static random access memory is used in numerous products such as computers, time keeping chips and flash memory. When the active power of a device with static random access memory is turned off, it is necessary to have a backup source of energy in order to retain memory in the chips. Because of the very low leakage currents of the complimentary metal-oxide semiconductor transistors that make up the memory, only small batteries are necessary to retain the memory during periods when the device is removed from active power, such as might occur in a power outage. Presently, non- rechargeable coin cells are used to backup non-volatile static access memory, but because they are not rechargeable and are produced in standard minimum sizes, the battery often dominates the size of the static random access memory package. Since thin-film batteries can be cycled tens of thousands of times with negligible loss of capacity, a thin-film battery many times smaller than a coin cell can be used as a backup power source. Also, only solid-state thin-film lithium-ion batteries can withstand the high temperatures required for solder reflow assembly, allowing them to be integrated into circuits along with the other components. Conventional coin cells must be added by hand. Thin-film batteries also can be deposited directly onto memory chips or chip packages, reducing the volume they occupy even further.

Because of their all solid state construction, small size, and long cycle life, thin film batteries are ideally suited for implantable medical devices such as neural stimulators, smart pacemakers, and wireless diagnostic systems.

Financial Outlook.
------------------

We have made projections of revenues based on the achievement of certain critical cost/performance goals. In addition, these goals must meet with a willing marketplace learning to use a new technology. Our Company is actively engaged in the commercialization and continued optimization of thin- film battery technology. Accordingly, our goal is to generate returns to our investors by manufacturing thin-film batteries, commercial prototyping of thin-film battery applications, intellectual property creation and the ongoing advancement of battery materials. We are developing partnerships based upon commercial applications of thin-film batteries and the development of advanced battery materials.

We continue to develop projections of the market potential of our technology. In the event that we are successful in our efforts to commercialize thin-film batteries and advanced battery materials, a significant revenue stream is possible. The market for the overall lithium based rechargeable batteries is several billion dollars annually. While the share of that market which can be considered a "micro-battery" is currently small, several factors are stimulating the development of a business opportunity. The market for portable electronics devices, specifically card- like and miniature products, is expected to grow dramatically based on applications in supply chain management, national defense, homeland security and medicine.

Projections of our ongoing viability are based on the near term attraction of additional investment, technical success of our contract research effort, and development and commercial launch of our first application of the thin-film battery in 2005. A significant amount of resources, including people, equipment and working capital must come on line in concert with the achievement of critical manufacturing milestones for our projections to be realized.

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

Research and Development expenditures for 2004 and 2003 were $263,627 and $133,830 respectively.

Use of proceeds.
----------------

We have raised in certain private placements in late 2003 and early 2004 of our units consisting of common stock and warrants gross proceeds of approximately $3,142,695 (net proceeds were approximately $2,900,000). A general illustration of the use of these proceeds is as follows.

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

Sarbanes-Oxley Act.
-------------------

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

*our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

*our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

*we may not make any loan to any director or executive officer and we may not materially modify any existing loans.

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

Penny Stock.
------------

Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

*with a price of less than five dollars per share;

*that are not traded on a "recognized" national exchange;

*whose prices are not quoted on the NASDAQ automated quotation system; or

*in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

Item 2. Description of Property.

We have a five year lease on a 5,000 square foot laboratory facility in the city of Oak Ridge, Tennessee. The rental cost is $2,200 per month. This facility is adequate for us to develop prototypes in small quantities for research and for supplying potential customers for their evaluation. If we contract with a third party manufacturer for large quantities of the thin-film battery, then this laboratory facility may remain adequate for years. In the future, we may elect to uses our current facility as a research center and move all production to a new facility.

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

Item 3. Legal Proceedings.

Except as indicated below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, and except as indicated below, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

On August 27, 2004, we commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No. 040918223. We asserted claims against these individuals for violations of Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract. We also sought a Preliminary and Permanent Injunction against defendants enjoining them from selling, transferring or otherwise encumbering any of the shares these individuals had obtained from us pending the outcome of the case. On September 1, 2004, we obtained a Temporary Restraining Order against Messrs. Rock, Goodell, Kohutka and Water & Gold enjoining those individuals, entities and their agents from attempting to sell, assign or encumber or selling, assigning or encumbering any Oak Ridge stock owned by them or their agents. On November 5, 2004, the defendants filed an Answer and Counterclaim against us and our President, Mark Meriwether, alleging violation of the Utah Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq. against Meriwether and Oak Ridge, and Breach of Contract against us. On December 21 and December 22, 2004, the Court held a Preliminary Injunction Hearing on our request to enjoin the defendants from transferring, selling or otherwise encumbering their shares pending the outcome of the case. After the two-day hearing in which evidence was presented by both sides, the Court issued Findings of Fact and Conclusions of Law. In its Findings, the Court determined that an injunction was appropriate. The Court specifically found that we had established a substantial likelihood of prevailing on the merits of our claims that Messrs. Rock, Kohutka, Goodell and Water & Gold violated Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; that if the injunction was not issued, we would be irreparably harmed; that harm to us in the event an injunction was not issued would not outweigh any harm to Rock, Goodell, Kohutka and Water & Gold; and that the public interest would not be affected by the granting of the Preliminary Injunction. The Court also ordered us to post a $100,000 bond.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders during the year ended December 31, 2004.

                              PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
----------------------------------------

Market Information.
-------------------

     Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "OKME" as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2004 and 2003, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Stock Quotations.
-----------------
                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
January 2, 2003 through
January 3, 2003                          .14                .11

January 6, 2003 through
March 31, 2003*                         1.85               1.01

June 30, 2003*                          1.60                .80

September 30, 2003*                     1.05                .49

December 31, 2003*                      3.00                .95

March 31, 2004                          3.70               2.00

April 1, 2004 through
May 28, 2004**                          3.05               2.10

June 1, 2004 through
June 30, 2004**                         1.45                .70

September 30, 2004**                     .75                .40

December 31, 2004**                      .40                .31

*After 1 for 10 reverse split
**After a 3 for 1 forward split

Holders.
--------

     The number of record holders of our common stock as of April 12, 2005, was approximately 578; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends.
----------

     There are no present material restrictions that limit our ability to pay dividends on common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, and do not intend to pay dividends in the foreseeable future.

Recent Sales of Restricted Securities, Use of Proceeds of Registered
Securities.
-----------

   The following "restricted securities" have been sold by us during the past three years:

Common Stock Issued for       Number of Shares            Year
-----------------------       ----------------            ----

Oak Ridge Nevada                   6,914,703              2002
Reorganization

Private Placement to               1,912,518              2002
"Accredited Investors"
for $1,463,000

$62,000 in Services                  375,000              2002
Pursuant to United Capital
Consulting Agreement

Issuance of common stock for          88,500              2003
services at $.42 per share

Issuance of common stock for       8,640,000              2003
services at $.09 per share

Sale of common stock at $.42         195,060              2003
per share

Issuance of common stock for         975,000              2003
services at $.40 per share

Issuance of common stock for       6,975,000              2004
services at $0.11 per share

Sale of common stock at $.42 per   9,012,390              2004
share

Common stock issued for services   9,490,071              2004
at $.13 per share

Common stock issued for               41,208              2004
services at $0.15 per share

Common stock issued for UT-Battelle   47,619              2004
license at $0.42 per share

Common stock issued for
services at $0.11                     64,614              2004

We issued these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

Use of Proceeds of Registered Securities.
-----------------------------------------

     There were no proceeds received during the calendar year ended December 31, 2004, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We have no equity compensation plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

Our Company has designed a plan to introduce the thin-film battery to the market in three phases. Phase I, which was completed during 2004, was small prototyping, installation and testing of equipment necessary to produce the thin-film battery, and further testing on the thin-film battery to assure all quality guidelines are met. During Phase I, we developed strict quality assurance procedures and testing guidelines to be used during the thin-film battery production. We are confident our thin-film battery will be one of high quality.

We have recently entered Phase II of our business and strategic plan.   Phase
II is geared towards expansion, mass prototyping and entry into highly specialized markets. Specialized markets for our thin-film battery include miniature implantable medical devices and wireless semiconductor processing diagnostic wafers. However, such markets are only the beginning, and we are confident we will be able to announce new contracts and new battery designs in the future. Furthermore, we will continue to improve the thin-film battery, as well as our manufacturing process and quality assurance procedures. As demand for our product grows, we will advance to Phase III of our long range plan to find manufacturing partners and begin mass production of our thin-film batteries.

Today, our thin-film battery is in production at our facility in Oak Ridge, Tennessee. Initially, we have been targeting highly specialized, high-margin applications. As we reduce the manufacturing costs per battery and expand our manufacturing capacity, both internally and through partnerships, we will be positioned to move into larger markets, such as RFID tags and smart cards.

During the past several months, we have focused our efforts on the development of thin-film rechargeable batteries for powering wireless semiconductor processing diagnostic wafers. The batteries are uniquely suited for this application because of their ultra-thin profile, low thermal mass, and ability to operate in harsh environments.

Our thin-film battery is now available for commercial sale, and our Company can deliver prototypes, upon request, in a wide range of sizes and functions. The demand for our thin-film battery has been tremendous. On the basis of initial estimates, we anticipate that we will achieve profitability by the 4th quarter of this year.

We continue to diversify the thin-film battery and have the capability to produce sizes ranging from much smaller than a dime to nearly 50 times larger than our smallest and with 100 times the capacity. As our research and production facility is expanded and as our staff grows, we will continue to diverse the thin film battery for use in countless products.

We have purchased all of the major equipment required for operating a thin-film battery "mini-foundry", and we have completed about 90% of the installation and testing of the equipment. Based on our experience with the mini-foundry, future expansion to increase production capacity can be accomplished with minimal time and cost.

During 2004, we introduced Mr. Yuri Trachuk to our Company as Vice President of Manufacturing. Mr. Trachuk has brought a wealth of experience to our company, having held senior engineering positions at several companies, including Applied Materials, Komag, and Advanced Energy. He has international business experience in Russia, Israel, and Malaysia. Mr. Trachuk holds a Masters of Science degree in vacuum electronics from the Politechnical Institute Lvov in the former Soviet Union.

During 2004, we were awarded a patent, "Thin Film Battery and Electrolyte Therefor," US 6,818,356 B1, with 22 claims. The claims relate to a range of compositions for a new thin-film lithium electrolyte, a method of making the electrolyte, and a thin-film battery utilizing the new electrolyte. Our company will continue to improve on the thin-film battery. With a full-fledged research facility in Oak Ridge, we expect to be an innovative leader in the micro-energy market.

During 2004, we also completed a successful equity raise. A net total of $2.9 million, after commissions, was raised during offerings conducted simultaneously in the United States and Europe.

With our recent funding completed, we believe we have adequate funds for the next 12 to 24 months of operations. We will continue our development of thin-film battery technology and expanding our patented intellectual property.

Results of Operations.
----------------------

Calendar year ended December 31, 2004, compared to calender year ended December 31, 2003.
------------------------

During the calendar year ended December 31, 2004, we received total revenues of $1,260, as compared to $111,636 for the year ended December 31, 2003.
The increase in fiscal 2003 was the result of a $100,000 contract with the Department of Defense. We also recorded license fees of $20,000 during fiscal 2003 (to acquire the ORNL License Agreement rights); while expensing $20,000 by the issuance of 47,619 of our shares of common stock at a market value of approximately $.42 per share to UT-Battelle in connection with the License Agreement in fiscal 2004. Our research and development expenses increased in 2004, with $263,627 being expended as compared to $133,830 in fiscal 2003.
The increase was the result of available funds from our private equity financing in 2004 that could be utilized for these purposes. General and administrative expenses were $2,783,818 in fiscal 2004, as compared to $1,552,703 during fiscal 2003. Our net loss, before interest income of $17,601, was ($3,234,447) in fiscal 2004, compared to our net loss, before interest income of $2,799, of ($1,669,089) for fiscal 2003. Our total net loss for the year ended December 31, 2004, was ($3,216,846) as compared to ($1,666,290) for fiscal 2003.

Liquidity and Capital Resources.
--------------------------------

Our cash resources for fiscal 2004 were provided primarily by our sales of our equity securities, amounting to $2,736,769, as compared to revenues of $111,636 in fiscal 2003 and proceeds from the sale of our equity securities during fiscal 2003 of $279,082. Our cash resources at December 31, 2004, were $1,866,034, compared to $327,678 at December 31, 2003.

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







Board of Directors
Oak Ridge Micro-Energy, Inc.
Salt Lake City, Utah

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of Oak Ridge Micro-Energy,
Inc.   ( development stage company) at  December 31, 2004 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and the period January 1, 1996 (date of inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in
all material respects, the financial position of    Oak Ridge Micro-Energy,
Inc. at December 31, 2004, and the results of operations, and cash flows for the years ended December 31, 2004 and 2003 and the period January 1, 1996 (date of inception of development stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



April 13,  2004                             s/Madsen & Associates, CPA's Inc.
Salt Lake City, Utah

                  OAK  RIDGE  MICRO-ENERGY, INC.
                  (Development Stage Company)
                           BALANCE SHEET
                        December 31, 2004

=============================================================================



ASSETS
CURRENT ASSETS

     Cash                                       $ 1,866,034
                                                -----------
        Total Current Assets                      1,866,034
                                                -----------
EQUIPMENT - net of accumulated depreciation         900,343
                                                -----------

PATENT PENDING - net of amortization                 12,303
                                                -----------
DEPOSIT                                               2,200
                                                -----------
                                                $ 2,780,880
                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

          Accounts payable                       $  193,071
                                                 ----------
     Total Current Liabilities                      193,071
                                                 ----------
STOCKHOLDERS' EQUITY

     Common stock
        100,000,000 shares authorized at $.001
        par value; 62,680,707 issued and
        outstanding                                  62,681
     Capital in excess of par value              13,991,547
     Accumulated deficit - note 1               (11,466,419)
                                                -----------
        Total Stockholders' Equity                2,587,809
                                                -----------
                                                $ 2,780,880
                                                ===========

 The accompanying notes are an integral part of these financial statements.

                         OAK  RIDGE  MICRO-ENERGY, INC.
                          (Development Stage Company)
                           STATEMENTS OF OPERATIONS
         For the Years Ended December 31, 2004 and 2003 and the Period
 January 1, 1996 (date of inception of development stage) to December 31, 2004


=============================================================================

                                                                      Period
                                       Dec 31,        Dec 31,     Jan 1, 1996
                                        2004           2003    to Dec 31, 2004

REVENUES                             $     1,260   $ 111,636     $  117,466


EXPENSES

     License fees                         60,000      20,000         90,000
     Research and development            263,627     133,830        618,828
     Administrative                    2,783,818   1,552,703      5,020,608
     Depreciation & amortization         128,262      74,192        230,175
                                      ----------  ----------     ----------
                                       3,235,707   1,780,725      5,959,611
                                      ----------  ----------     ----------

NET LOSS - before other income and
expense                               (3,234,447) (1,669,089)    (5,842,145)

OTHER INCOME AND EXPENSE

     Interest income                      17,601       2,799         29,165
     Interest expense                          -           -       (340,159)
     Loss of assets                            -           -     (4,608,767)
     Gain on Settlement of debt                -           -      1,615,082
                                      ----------  ----------    -----------
NET  LOSS                            $(3,216,846)$(1,666,290)  $ (9,146,824)
                                      ==========  ==========    ===========


NET LOSS PER COMMON SHARE

        Basic and diluted            $      (.06)$      (.05)

AVERAGE OUTSTANDING SHARES

        Basic (stated in 1000's)          49,434      31,069




The accompanying notes are an integral part of these financial statements.

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
           STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
For the Period January 1, 1996 (date of inception of development stage) to
                       December 31, 2004

=============================================================================

                                                       Capital in
                                      Common Stock      Excess of  Accumulated
                                   Shares     Amount    Par Value    Deficit

Balance January 1,  1996         1,215,252  $ 1,215  $ 5,421,856  $(2,319,595)
Issuance of common stock for
services at $.70 - 1996             89,694       90       20,843            -
Net operating loss for the year
ended December 31, 1996                  -        -            -   (4,748,837)
Net operating loss for the year
ended December 31, 1997                  -        -            -     (111,272)
Net operating loss for the year
ended December 31, 1998                  -        -            -      (31,347)
Net operating loss for the year
ended December 31, 1999                  -        -            -      (31,347)
Issuance of common stock for
services at $.032                2,970,000    2,970       28,500            -
Issuance of common stock for
expenses at $.035                2,036,190    2,036       21,694            -
Issuance of common stock for
payment of debt at $.018        28,444,776   28,445      146,045            -
Issuance of common stock for
retirement of preferred stock      233,106      233       32,962            -
Contributions to capital-expenses        -        -       15,000            -
Net operating profit for the year
ended December 31, 2000                  -        -            -    1,473,829
Return and cancellation of
common stock                   (12,000,000) (12,000)      12,000            -
Issuance of common stock for
payment of debt at $.28            525,000      525       48,191            -
Issuance of common stock for
cash at $2.00                       60,000       60       39,940            -
Net operating loss for the year
ended December 31, 2001                  -        -            -     (116,761)
Issuance of common stock for all
stock of Oak Ridge Micro
Energy - note 4                     89,709       90        9,910            -
Issuance of common stock for
cash - net of costs - at $2.37
- May 2002                       1,800,018    1,800    1,386,200            -
Issuance of common stock for
cash at $2.00 - September 2002     112,500      112       74,888            -
Issuance of common stock for
services at $2.00 - December 2002  375,000      375       61,625            -
Net operating loss for the year
ended December 31, 2002                  -        -            -     (697,953)
                                ----------   ------   ----------   ----------
Balance December 31, 2002       25,951,245   25,951    7,319,654   (6,583,283)

  The accompanying notes are an integral part of these financial statements

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
           STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
For the Period January 1, 1996 (date of inception of development stage) to
                       December 31, 2004

=============================================================================

                                                       Capital in
                                      Common Stock      Excess of  Accumulated
                                   Shares     Amount    Par Value    Deficit

Issuance of common stock for
services at $.39 average - 2003 10,041,501   10,041    1,297,249            -
Issuance of common stock for
cash at $1.25 - June 20, 2003      195,060      195       81,080            -
Net operating loss for the year
ended December 31, 2003                  -        -            -   (1,666,290)
Balance December 31, 2003       36,187,806   36,187    8,697,983   (8,249,573)
Issuance of common stock for
cash at $.42 - $.66              9,057,390    9,058    2,955,518            -
Issuance of common stock for
services and expenses at
average $.13                    17,387,892   17,388    2,318,094            -
Issuance of common stock for
license at $.42                     47,619       48       19,952            -
Net operating loss for the year
ended December 31, 2004                  -        -            -   (3,216,846)
                                ----------  -------  -----------  -----------
Balance December 31, 2004       62,680,707  $62,681  $13,991,547 $(11,466,419)
                                ==========  =======  ===========  ===========

The accompanying notes are an integral part of these financial statements

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)

                      STATEMENTS OF CASH FLOWS
         For the Years Ended December 31, 2004 and 2003 and the Period January 1, 1996 (date of inception of development stage) to December 31, 2004

=============================================================================

                                                                      Period
                                       Dec 31,        Dec 31,     Jan 1, 1996
                                        2004           2003    to Dec 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

 Net  loss                           $(3,216,846) $ (1,666,290) $  (9,146,824)

 Adjustments to reconcile net loss to
 net cash provided by operating
 activities
    Depreciation & amortization          128,262        74,192        230,175
    Changes in deposits                        -             -         (2,200)
    Changes in accounts payable          173,754       (54,226)       569,266
    Issuance of common stock for
    expenses and contributions to
    capital for expenses               2,355,482     1,307,293      3,815,905
      Loss of assets                           -             -      4,608,767
      Gain on settlement of debt               -             -     (1,615,082)
                                     -----------  ------------  -------------
         Net Cash Used in Operations    (559,348)     (339,031)    (1,539,993)
                                     -----------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                (635,548)      (25,029)    (1,122,940)
   Acquisition of patent pending          (3,517)       (2,705)       (19,884)
                                     -----------  ------------  -------------
                                        (639,065)      (27,734)    (1,142,824)
                                     -----------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issued           2,736,769       279,082      4,548,851
                                     -----------  ------------  -------------
Net change in Cash                     1,538,356       (87,683)     1,866,034

Cash at Beginning of Period              327,678       415,361              -
                                     -----------  ------------  -------------
Cash at End of Period                $ 1,866,034  $    327,678  $   1,866,034

                                     ===========  ============  =============

NON CASH FLOWS FROM OPERATING AND FINANCING  ACTIVITIES

Issuance of 32,947,896 shares common
stock for services and expenses - 1996- 2004                      $ 3,800,905

Issuance of 28,969,776 shares common stock for
payment of debt - 2000-2001                                           223,206

Contribution to capital - expenses                                     15,000





The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004

1. ORGANIZATION

The Company was incorporated on August 15, 1986 under the laws of the state of Colorado, with the name "Vates Corp." with authorized common stock of 100,000,000 shares with no par value. Since inception the Company has completed five name changes resulting in its present name.

On March 6, 2000 the   authorized common stock was changed to a par value of
$.001. Since inception  the Company has completed five  stock splits with the
latest completed on January  6, 2003,   resulting in its present
capitalization.  This report has been prepared showing   after stock split
shares with a par value of $.001  from  inception.

The Company is in the business to further develop and market a rechargeable thin-film lithium battery for use in a variety of applications.

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

On December 31, 2004, the Company had an  accumulated net operating loss
available for carryover  of    $5,479,720. The  tax benefit of  approximately
$1,644,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2014 through 2024.

Research and Development

All costs of research and development, including wages, supplies, consultants, and depreciation on equipment used in the research and development, are expensed as incurred.

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2004

=============================================================================

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

       Cost                                                  $ 1,115,333
       Less accumulated depreciation                             214,990
                                                               ---------
                                                                 900,343
                                                               ---------
Long Lived-Assets

The Company periodically evaluates the economic lives of its long-lived assets and if there has been an impairment in the value a loss would be recognized in the operating statement.

Patents Pending

Patents pending have been determined by management to have an economic useful life of five years from the date of filing.

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

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2004

=============================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000, however, they are considered to be in banks of high quality.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  LICENSE AND ROYALTY AGREEMENT

On December 28, 2001 the Company entered into a license and royalty agreement to further develop and market a rechargeable thin-film lithium battery for use in a variety of applications, such as, RFID tags for airlines and supply chain management, drug delivery systems and implantable medical devices, and non-volatile memory backup. The terms of the agreement included payments of $90,000 in cash and stock of the Company (completed) and the payment of a 5% royalty on all net sales with minimum royalties to begin in 2006 as follows:

                  2006                                $20,000
                  2007                                 40,000
                  2008 and thereafter                  60,000

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2004

=============================================================================

4.  PURCHASE OF ALL SHARES OF OAK RIDGE MICRO-ENERGY INC.

On January 15, 2002 the Company acquired all of the outstanding stock of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada") from its sole stockholder John B. Bates, PhD. in a forward triangluar merger between our newly formed wholly-owned subsidiary and Oak Ridge Nevada. The shares of Oak Ridge Nevada were converted into and exchanged for approximately 29% of the post-acquisition outstanding stock after the cancellation of certain shares that were owned by Mark Meriwether, President and sole pre-acquisition director and executive officer, and as part of the acquisition on February 13, 2002 the Company changed its name to Oak Ridge Micro- Energy, Inc. On February 13, 2002 the subsidiary was merged into the parent.

Oak Ridge Nevada was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the commercializing the thin-film battery outlined in note 3. Oak Ridge Nevada has had no operations and its only asset was the license and royalty agreement outlined in note 3.

The acquisition has been recorded under the purchase method of reporting with no good will recognized.

5.  COMMON CAPITAL STOCK

On June 1, 2004, the Company completed a forward split of its outstanding common stock of three shares for each outstanding share. The accompanying financial statements have been prepared showing after stock split shares from inception.

During 2003 the Company received $227,807 in stock subscriptions for 519,737 units and shares which were issued during 2004.

During the first quarter 2004, the Company issued 7,791,999 restricted common shares to various consultants, attorneys, and members of management for services and expensed at a value of $1,115,882.

During the second quarter 2004, the Company issued 9,490,071 restricted common shares to various consultants, attorneys, and members of management for services and expensed at a value of $1,206,318.

During the third quarter 2004, the Company issued 41,208 restricted common shares to an attorney for legal services and expensed at a value of $6,015.

During the fourth quarter 2004, the Company issued 64,614 restricted common shares to an attorney for legal services and expensed at a value of $7,267 and 47,619 restricted shares for payment on the license agreement.
..
During 2004 the Company completed a private placement offering and sale of 8,537,653 units for $2,736,769, net of offering costs, each unit consisting of one restricted common share and one warrant to purchase an additional share within one year after April 15, 2004, which included commissions of 1,318,950 units. The total number of warrants outstanding on December 31, 2004 was 8,412,390 with an exercise price of $.4167.

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2004

=============================================================================

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 49% of the outstanding common stock.

During the first quarter, members of the board of directors were issued 6,000,000 restricted common shares which were part of the 7,791,999 (outlined in note 5) for services. The services were recorded at a value of $656,667 and expensed. During the second quarter 4,500,000 restricted common shares were issued to members of the board of directors for services, which were part of the 9,490,071 (outlined in note 5) The services were recorded at a value of $408,130. The board of directors have also authorized the issuance of 4,500,000 restricted common shares to be issued during May 2005 for services.
  The shares issued during 2004 and the shares to be issued in 2005, are subject to lock-up/leak-out conditions which do not allow the shares to be traded for a period of two years from the date of issuance, and then commencing at the beginning of the third year from the date of issuance, no more than one-twelfth of these shares may be traded in any monthly period for the next two consecutive months.

7.  CONTINUING LIABILITIES

The Company has an operating lease for its office space located in Oak Ridge, Tennessee. The rental expense for 2003 was $26,400 and for 2004 $26,400. Future minimum rental payments required under the non-cancelable operating lease follows:

         Year ending December 31,

             2005                  26,400
             2006                  11,000

8.  LEGAL ACTION

On August 27, 2004, the Company started a legal action to stop the sale or encumbrance of 4,865,000 common shares of the Company held by two parties, which are included in the outstanding shares in this report. The Company asserted that the shares were improperly issued and seeks to cancel them. Claims filed against the parties include violations of Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq., fraudulent inducement, conspiracy to defraud, misappropriation and conversion, and breach of contract. The court has placed a trading injunction against the parties until the case can be tried. An officer of the Company has provided a $100,000 bond, at a cost of $51,200, into the court pending a settlement in the case. If the case is settled in favor of the Company, the bond will be returned, and if not, the Company will be obligated to repay the amount paid for the bond to the officer.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

We were notified that effective January 30, 2004, that Sellers and Andersen, L.L.C., our former auditors, had merged with Ted Madsen, CPA to form Madsen & Associates, CPA's, Inc. On February 19, 2004, our Board of Directors resolved to engage Madsen & Associates, CPA's, Inc., Certified Public Accountants, of Salt Lake City, Utah, to audit our financial statements for the calendar year ended December 31, 2003. That firm also audited our financial statements for the calendar year ended December 31, 2004, that appear elsewhere in this Annual Report. For more information on this change in accountants, see our 8-K Current Report, as amended filed with the Securities and Exchange Commission on February 26, 2004. See Part III, Part 13.

Item 8(a). Controls and Procedures.
---------------------------------

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2004, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

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

Business Experience.
--------------------

     Dr. John B. Bates, Ph.D. Dr. Bates is 63 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years. He recently left ORNL with a plan to commercialize the thin-film batteries. Dr. Bates invented or co-invented 12 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

     Mark Meriwether. Mr. Meriwether is 49 years of age, and for the past 18 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On May 24, 2004, John B. Bates, a director, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 1,500,000 shares of our common stock on May 20, 2004.

     On May 25, 2004, Mark Meriwether, our President, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 1,500,000 shares of our common stock on May 20, 2004.

     On September 17, 2004, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 600,000 shares of our common stock and the sale of 210,000 shares of our common stock on September 15, 2004.

     On October 22, 2004, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 313,000 shares of our common stock on October 7, 2004.

     On January 4, 2005, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 400,000 shares of our common stock on December 30, 2004.

     On March 17, 2005, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 90,000 shares of our common stock on March 2, 2005.

     On April 7, 2005, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 250,000 shares of our common stock on April 1, 2005.

     To the best knowledge of our management, all required reports of directors, executive officers and 10% stockholders required to be filed under
Section 16(a) of the Exchange Act have been timely filed and no other report are presently required to be filed.

Code of Ethics.
---------------

     The Company has adopted a Code of Ethics, and it was attached as Exhibit 14 to our 2003 Annual Report on Form 10-KSB. See Part III, Item 14.

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

Cash Compensation.
------------------

     The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark         12/31/04    0     0 $122,100     (1)        0      0       0
Meriwether   12/31/03    0     0  $37,914     (2)        0      0       0
President    12/31/02    0     0  $62,000      0         0      0       0
Sec'y/
Treasurer
Director

John B.      12/31/04 $101,250 0     0        (1)        0      0       0
Bates        12/31/03 $ 66,666 0     0        (2)        0      0       0
CTO          12/31/02 $115,000 0     0         0         0      0       0
and Director

       (1) On May 20, 2004, our Board of Directors adopted resolutions to issue shares of "restricted securities" (common stock), as follows: 4,500,000 shares to Mark Meriwether, 2,250,000 shares effective May 14, 2004, and 2,250,000 shares at May 14, 2005; and 4,500,000 shares to John B. Bates, 2,250,000 shares effective May 14, 2004, and 2,250,000 shares at May 14, 2005. See our 8-K
            Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004, and incorporated herein by reference. See Part III Item 13.

        (2) On May 23, 2003, our Board of Directors resolved to issue Mark Meriwether 7,050,000 shares of our common stock that were "restricted securities" as compensation, 4,050,000 shares on that date and 3,000,000 shares on March 31, 2004. Our Board of Directors also resolved to issue John B. Bates 6,450,000 shares of our common stock that were "restricted securities" as compensation, 3,450,000 shares on that date and 3,000,000 shares o on March 31, 2004. Pursuant to an Addendum to the Employment Agreements of Messrs. Meriwether and Bates effective on May 23, 2003, Messrs. Meriwether and Bates were also resolved to be issued 195,000 shares each that would be registered on an S-8 Registration Statement; and on December 12, 2003, Mr. Meriwether's Employment Agreement was again amended by an Addendum to provide for the issuance of an additional 555,000 shares that would also be included in an S-8 Registration Statement. This Registration Statement was filed with the Securities and Exchange Commission on December 3, 2003, and is incorporated herein by reference. See Parr III, Item 13. For additional information about these grants, see our 8-K Current Report dated May 23, 2003, and filed with the Securities and Exchange Commission on June 9, 2003, and referenced in Part III, Item 1.

Stock Option Plans.
-------------------

     There are no cash compensation, deferred compensation or long term incentive plans that have been adopted by our Company. Further, except as indicated in the note to the Summary Compensation Table above, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. However, it is anticipated that a Stock Option Plan and management "restricted securities" grants or other options and awards will be considered and adopted by the Board of Directors in the future to compensate our current members of management, attract new members of management and to retain persons presently serving with us.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than 5% of our Company's common stock as of April 15, 2005:



                                                Number and Percentage

Name and Address                        of Shares Beneficially Owned (1)
----------------                        --------------------------------

John B. Bates, Ph.D.(2)                      18,059,706 - 26.9%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Confetti Enterprises, Inc. (3)                1,800,000 - 2.7%
3046 East Brighton Place
Salt Lake City, Utah 84121

Mark Meriwether  (4)                         15,130,936 - 22.5%
3046 East Brighton Place
Salt Lake City, Utah 84121

      (1) Percentages are based on 62,695,707 shares of common stock outstanding at April 15, 2005, 4,500,000 shares that have been authorized to be issued, but are not issued yet, 2,250,000 shares each to John B. Bates and Mark Meriwether, for a total outstanding of 67,195,707.

      (2) John B. Bates, Ph.D. owns 15,809,706 shares and 2,250,000 shares that have been authorized to be issued, but have not yet been issued.

      (3) Confetti Enterprises is solely owned by Mr. Meriwether's wife, Collette Meriwether.

      (4) Mr Meriwether owns 11,472,436 shares in his own name; 60,000 shares that are in the name of Collette Meriwether, and 30,000 shares in the name of
C. Meriwehter, Mr. Meriwether's wife; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; 1,054,500 shares in the name of BC Ventures, a company that Mark Meriwether owns; and 2,250,000 shares that have been authorized to be issued, but have not yet been issued.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of April 15, 2005:

                                           Number and Percentage
Name and Address                        of Shares Beneficially Owned (1)
----------------                        --------------------------------

John B. Bates, Ph.D.(2)                      18,059,706 - 26.9%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Mark Meriwether  (3)                         16,930,936 - 25.2%
3046 East Brighton Place
Salt Lake City, Utah 84121


      (1) Percentages are based on 62,695,707 shares of common stock outstanding at April 15, 2005, plus 4,500,000 shares that have been authorized to be issued, but are not issued yet, 2,250,000 shares each to John B. Bates and Mark Meriwether, for a total outstanding of 67,195,707.

      (2) John B. Bates, Ph.D. owns 15,809,706 shares and 2,250,000 shares that have been authorized to be issued, but have not yet been issued.

      (3) Mark Meriwether owns 11,472,436 in his own name; Confetti Enterprises, which is solely owned by Mr. Meriwether' wife, owns 1,800,000 shares of our common stock; 60,000 shares that are in the name of Collette Meriwether; 30,000 shares in the name of C. Meriwether, Mr. Meriwether's wife; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; 1,054,500 shares in the name of BC Ventures, a company that Mark Meriwether owns; and 2,250,000 shares that have been authorized to be issued, but have not yet been issued.

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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated above under Part II, Items 5, 10 and 11, there were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.**
----------------------

          8-K Current Report, as amended, dated February 19, 2004, and filed with the Securities and Exchange Commission on February 24, 2004.**

          8-K Current Report, as amended, dated April 30, 2005, and filed with the Securities and Exchange Commission on May 7, 2005.**

          8-K Current Report, as amended, dated May 10, 2005, and filed with the Securities and Exchange Commission on May 25, 2005.**

          8-K Current Report, dated December 22, 2004, and filed with the Securities and Exchange Commission on January 6, 2005.**

          8-K Current Report, dated March 22, 2005, and filed with the Securities and Exchange Commission on March 22, 2005.**

Exhibits*
Number
------
          (i)

31        302 Certification of Mark Meriwether

32        906 Certification

          (ii)                                 Where Incorporated
                                              In This Annual Report
                                              ---------------------
S-8 Registration Statement filed December        Part I, Item 1
3, 2003**

8-K Current Report dated May 23, 2003, filed     Part II, Item 10
June 9, 2003**

Form 8-A Registration Statement filed            Part I, Item 1
August 10, 2002**

10-KSB Annual Report for the year ended
December 31, 2003**                              Part II, Item 9

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Oak Ridge by its principal accountants during the calendar years ended December 31, 2004 and 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $8,275         $5,875

     Audit-related fees                $ 0             $ 0

     Tax fees                          $ 250           $ 250

     All other fees                    $ 0             $ 0
                                       -------         -------
     Total fees                        $8,525          $6,125


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

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 04/15/05                     By /s/ Mark Meriwether
                                   Mark Meriwether, President and Director


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 04/15/05                     By /s/ Mark Meriwether
                                   Mark Meriwether, President/CEO and Director