Form 10KSB/A
period 2004-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2005-05-12
CIK 830483

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

     We are amending our Annual Report on Form 10KSB for December 31, 2004, to change the date of the Report of Independent Registered Public Accounting Firm.
                                 PART I

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



April 13,  2005                             s/Madsen & Associates, CPA's Inc.
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

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 05/12/05                     By /s/ Mark Meriwether
                                   Mark Meriwether, President and Director


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 05/12/05                     By /s/ Mark Meriwether
                                   Mark Meriwether, President/CEO and Director