Form 10QSB
period 2005-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2005-05-18
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of March 31, 2005
       -----              ------------------------------------

Common stock, $0.001                62,680,707

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                    OAK RIDGE MICRO-ENERGY, INC.
                    (Development Stage Company)
                          BALANCE SHEET
                   March 31, 2005 and December 31, 2004

                                                 unaudited
                                                   Mar 31,        Dec 31,
                                                    2005           2004
ASSETS
CURRENT ASSETS
     Cash                                      $ 1,592,252     $ 1,866,034
                                               -----------     -----------
          Total Current Assets                   1,592,252       1,866,034
                                               -----------     -----------

EQUIPMENT - net of accumulated depreciation        860,213         900,343
                                               -----------     -----------

PATENT PENDING - net of amortization                11,309          12,303
                                               -----------     -----------

DEPOSIT                                              2,200           2,200
                                               -----------     -----------
                                               $ 2,465,974     $ 2,780,880
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable-related party            $   128,890               -
     Accounts payable                               19,648         193,071
                                               -----------     -----------
          Total Current Liabilities                148,538         193,071
                                               -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock
    100,000,000 shares authorized at $0.001
    par value, 62,680,707 shares issued and
    outstanding at March 31, 2004                   62,681          62,681
  Capital in excess of par value                13,991,547      13,991,547
  Accumulated deficit - note 1                 (11,736,792)    (11,466,419)
                                               -----------     -----------
          Total Stockholders' Equity             2,317,436       2,587,809
                                               -----------     -----------
                                               $ 2,465,974     $ 2,780,880
                                               ===========     ===========

The accompanying notes are an integral part of these financial statements.

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            STATEMENTS OF OPERATIONS - unaudited
   For the Three Months Ended March 31, 2005 and 2004 and the Period January 1, 1996 (date of inception of development stage) to March 31, 2005

                                                                 Period
                                       March 31, March 31, January 1, 1996 to
                                         2005       2004     March 31, 2005

REVENUES                               $       -   $     980    $ 117,466
                                       ---------   ---------    ---------
EXPENSES
     License fees                              -           -       90,000
     Research and development             90,907      33,094      709,735
     Consultants and Administrative      144,178   2,299,770    5,164,785
     Depreciation and amortization        41,124      19,211      271,299
                                       ---------   ---------    ---------
                                         276,209   2,352,075    6,235,819
                                       ---------   ---------    ---------
NET LOSS - before other income and
  expense                               (276,209) (2,351,095)  (6,118,353)

OTHER INCOME AND EXPENSE

     Interest income                       5,836         826       35,000
     Interest expense                          -           -     (340,159)
     Loss of assets                            -           -   (4,608,767)
     Gain on settlement of debt                -           -    1,615,082
                                       ---------   ---------   ----------
NET LOSS                               $(270,373)$(2,350,269) $(9,417,197)
                                       =========   =========   ==========
NET LOSS PER COMMON SHARE

  Basic and diluted                    $   (0.06)$     (0.17)
                                       --------- -----------
AVERAGE OUTSTANDING SHARES - (stated
in 1,000's)
  Basic                                   49,434      13,682
                                       --------- -----------
  Diluted                                 57,846
                                       ---------

The accompanying notes are an integral part of these financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC.
                    (Development Stage Company)
                STATEMENTS OF CASH FLOWS - unaudited
  For the Three Months Ended March 31, 2005 and 2004 and the Period January 1, 1996 (date of inception of development stage) to March 31, 2005

                                        March 31, March 31, January 1, 1996 to
                                          2005      2004      March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                            $ (270,373) $(2,350,269) $(9,417,197)
 Adjustments to reconcile net loss to
 net cash provided by operating
 activities
  Depreciation and amortization           41,124     19,211       271,299
  Changes in deposits                          -          -        (2,200)
  Changes in accounts payable            (44,533)    (6,775)      524,733
  Issuance of common stock for
   expenses and contributions to
   capital for expenses                        -  2,159,424     3,815,905
   Loss of assets                              -          -     4,608,767
   Gain on settlement of debt                  -          -    (1,615,082)
                                     -----------  ---------   -----------
   Net Cash Used in  Operations         (273,782)  (178,409)   (1,813,775)
                                     -----------  ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                        -    (18,571)   (1,122,940)
  Acquisition of patent pending                -          -       (19,884)
                                     -----------  ---------   -----------
                                               -    (18,571)   (1,142,824)
                                     -----------  ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock issued                    -  1,569,269     4,548,851
                                     -----------  ---------   -----------
Net change in cash                      (273,782) 1,372,289     1,592,252

Cash at Beginning of Period            1,866,034    327,678             -
                                     -----------  ---------   -----------
Cash at End of Period                $ 1,592,252 $1,699,967   $ 1,592,252
                                     ===========  =========   ===========

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Issuance of 32,947,896 shares common stock for
services and expenses - 1996-2004                             $ 3,800,905
                                                              -----------
Issuance of 28,969,776 shares common stock for
payment of debt - 2000-2001                                       223,206
                                                              -----------
Contribution to capital - expenses                                 15,000
                                                              -----------
The accompanying notes are an integral part of these financial statements.

                 OAK RIDGE MICRO-ENERGY, INC.
                 (Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                       March 31, 2005

1.   ORGANIZATION

The Company was incorporated on August 15, 1986, under the laws of the state of Colorado, with the name "Vates Corp.," with authorized common stock of 100,000,000 shares with no par value. Since inception the Company has completed five name changes resulting in its present name.

On March 6, 2000, the authorized common stock was changed to a par value of $.001. Since inception, the Company has completed five stock splits with the latest having been completed on January 6, 2003, resulting in its present capitalization. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2005, the Company had an accumulated net operating loss available for carryover of $5,750,093. The tax benefit of approximately $1,725,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started operations. The net operating loss will expire starting in 2014 through 2026.

Research and Development

All costs of research and development, including wages, supplies, consultants, and depreciation on equipment used in the research and development, are expensed as incurred.

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                          March 31, 2005


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

       Cost                                             $ 1,115,333
       Less accumulated depreciation                        255,120
       Long Lived-Assets                                    860,213


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

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                          March 31, 2005



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

                        OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
                          March 31, 2005



4.  PURCHASE OF ALL SHARES OF OAK RIDGE MICRO-ENERGY INC.

On January 15, 2002 the Company acquired all of the outstanding stock of Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada") from its sole stockholder John B. Bates, PhD. in a forward triangluar merger between our newly formed wholly-owned subsidiary and Oak Ridge Nevada. The shares of Oak Ridge Nevada were converted into and exchanged for approximately 29% of the post-acquisition outstanding stock after the cancellation of certain shares that were o1wned by Mark Meriwether, President and sole pre-acquisition director and executive officer, and as part of the acquisition on February 13, 2002 the Company changed its name to Oak Ridge Micro- Energy, Inc. On February 13, 2002, the subsidiary was merged into the parent.

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

During 2004 the Company completed a private placement offering and sale of 8,537,653 units for $2,736,769, net of offering costs, each unit consisting of one restricted common share and one warrant to purchase an additional share within one year after April 15, 2004, which included commissions of 1,318,950 units. The total number of warrants outstanding on March 31, 2005 was 8,412,390 with an exercise price of $.4167.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 49% of the outstanding common stock.

The board of directors have authorized the issuance of 4,500,000 restricted common shares to an officer during May, 2005 for services. The shares are subject to lock-up/leak-out conditions which do not allow the shares to be traded for a period of two years from the date of issuance, and then commencing at the beginning of the third year from the date of issuance, no more than one-twelfth of these shares may be traded in any monthly period for the next two consecutive months.

An officer has made demand, non-interest bearing loans to the Company of $128,890.

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

Results of Operations.
----------------------

Revenue.
--------

We had no revenue for our first quarter ended March 31, 2005, a decrease of $980 from the first quarter of March 31, 2004. We are currently receiving all of our revenue from the sale of the thin-film battery.

Operating Expenses.
-------------------

Research and development expenses in the first quarter of calendar 2004 were $33,094, compared to $90,907 during the first quarter of 2005. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

Consultants and Administrative expenses were $144,178 in the first quarter of 2005 compared to $2,299,770 in the quarter ended March 31, 2004. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The majority of general and administrative expenses of the quarter ended March 31, 2004, was from the issuance of common stock to various consultants and members of the Board of Directors, valued at $2,130,609.

Financial Condition.
--------------------

Our interim financial data is unaudited; however, in the opinion of our management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month period ended March 31, 2005 and 2004, (b) the financial position at March 31, 2005 and December 31, 2004 and
(c) cash flows for the three-month period ended March 31, 2005 and 2004, which have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with our Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss of $270,373 and $2,350,269 for the three-month
periods ended March 31, 2005 and 2004, respectively.   The majority  of our
loss for the quarter ended March 31, 2004, resulted from the issuance of common stock to various consultants and members of the board of directors, valued at $2,130,609. As of March 31, 2005, we had a shareholder's equity of $2,317,436 and working capital of $1,443,714. Cash totaled $1,593,252 as of March 31, 2005.

We believe cash on hand will be sufficient to finance our current business operations for at least the next twelve months.

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

     None; not applicable.

Item 3. Defaults Upon Senior Securities

     None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None; not applicable.

Item 5. Other Information

     None; not applicable.

Item 6. Exhibits.

     Exhibits.

     31    302 Certification of Mark Meriwether

     32    906 Certification

     10-KSB Annual Report for the year ended December 31, 2004*

           * Incorporated by reference.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.

Date: 5/18/05                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer