Form 10QSB
period 2005-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2005-08-15
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of June 30, 2005
       -----              -------------------------------

Common stock, $0.001                68,050,707

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The condensed financial statements of Oak Ridge Micro-Energy, ("OKME") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in OKME's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

                    OAK RIDGE MICRO-ENERGY, INC.
                          BALANCE SHEET

                                                 June 30,      December 31,
                                                    2005           2004
Assets
Current assets
     Cash and cash equivalents                 $ 1,507,988     $ 1,866,034
                                               -----------     -----------
          Total Current Assets                   1,507,988       1,866,034
                                               -----------     -----------

     Furniture, fixtures, equipment, net           822,755         900,343
     Intangible assets, net                         10,315          12,303
     Other long-term assets                          2,200           2,200
                                               -----------     -----------
Total Assets                                   $ 2,343,258     $ 2,780,880
                                               ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                          $     8,154         193,071
     Accrued liabilities-related parties            92,663               -
                                               -----------     -----------
          Total Current Liabilities                100,817         193,071
                                               -----------     -----------

Stockholders' Equity
  Common stock
    100,000,000 shares authorized at $0.001
    par value, 68,050,707 shares issued and
    outstanding at June 30, 2005                    68,051          62,681
  Additional paid-in capital                    15,961,678      13,991,547
  Accumulated deficit                          (13,787,288)    (11,466,419)
                                               -----------     -----------
          Total Stockholders' Equity             2,242,441       2,587,809
                                               -----------     -----------
Total liabilities and stockholders' equity     $ 2,343,258     $ 2,780,880
                                               ===========     ===========

The accompanying notes are an integral part of these financial statements.

                  OAK  RIDGE  MICRO-ENERGY, INC.
                       INCOME STATEMENTS

                                      Three Months Ended    Six Months Ended
                                              30-Jun             30-Jun
                                         2005       2004    2005         2004

Revenues                        $       -   $     280   $       -   $   1,260
                                ---------   ---------   ---------   ---------
Operating expenses:

   General and administrative   1,942,328   3,312,776   2,085,307   5,583,730
   Research and development        70,827      68,868     161,732     101,963
   Sales and marketing              1,740       2,540       2,940      31,355
   Depreciation and amortization   41,302      33,585      82,426      52,796
Total operating expenses        2,056,197   3,417,769   2,332,405   5,769,844
                                ---------   ---------   ---------   ---------
Operating income (loss)        (2,056,197) (3,417,489) (2,332,405) (5,768,584)
                                ---------   ---------   ---------   ---------

Other income/expense

   Interest and other income        5,700       2,878      11,536       3,704

   Interest expense                     -           -           -           -

   Loss of assets                       -           -           -           -

   Gain on settlement of debt           -           -           -           -
                                ---------   ---------  ----------   ---------
Total other income/expense          5,700       2,878      11,536       3,704

Net income (loss)              (2,050,497)$(3,414,611)$(2,320,869)$(5,764,880)
                                =========   =========  ==========  ==========
Earnings (loss) per share:

  Basic                         $   (0.03)$     (0.06)$     (0.04)$     (0.12)

Weighted average shares outstanding:

  Basic                        65,365,707  54,727,436  65,365,707  49,331,436
                               ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                   OAK RIDGE MICRO-ENERGY,  INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            Common stock         Additional Paid-  Accumulated
                        Shares        Amount       in capital         Deficit

Balance at December
31, 2004             62,680,707   $ 62,681      $13,991,547     $(11,466,419)

Issuance of common
stock for services
at $0.378 per share   5,040,000      5,040        1,897,961

Sale of common stock
at $0.42 per share       30,000         30           12,470

Sale of common stock
at $0.20 per share      300,000        300           59,700

Net earnings (loss)                                               (2,320,869)
                   ------------   --------      -----------     ------------
Balance, end of
period               68,050,707   $ 68,051      $15,961,678     $(13,787,288)


The accompanying notes are an integral part of these financial statements.

                   OAK  RIDGE  MICRO-ENERGY, INC.
                       CASH FLOW STATEMENTS

                                                     Six Months Ended
                                                          30-Jun
                                                   2005             2004
Operations
 Net income (loss)                               $ (2,320,869) $(5,764,880)
 Adjustments to reconcile net income (loss) to
 net cash provided by operations:
  Changes in accounts payable                         (92,254)     249,039
  Depreciation and amortization                        82,426       52,796
  Issuance of common stock for
   expenses and contributed to
   capital for expenses                             1,901,340    5,370,480
                                                 ------------  -----------
   Net cash from operations                          (429,357)     (92,565)
                                                 ------------  -----------
Investing
  Additions to furniture, fixtures and equipment       (1,189)    (422,931)
  Additions to intangible assets                            -            -
                                                 ------------  -----------
  Net cash used for investing                          (1,189)    (422,931)
                                                 ------------  -----------
Financing
 Proceeds from stock issued                            72,500    2,736,768
                                                 ------------  -----------
  Net cash received from financing                     72,500    2,736,768
                                                 ------------  -----------
Net change in cash and cash equivalents              (358,046)   2,221,272
Cash and cash equivalents, beginning of period      1,866,034      327,678
                                                 ------------  -----------
Cash and cash equivalents, end of period         $  1,507,988  $2,548,950
                                                 ============  ===========

                 OAK RIDGE MICRO-ENERGY, INC.
                NOTES TO FINANCIAL STATEMENTS

Note 1   Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as "the Company" or "Oak Ridge") was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name "Vates Corp." Since inception, the Company has completed six name changes resulting in its present name. With the 2002 acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation ("Oak Ridge Nevada"), the name of the Company was changed from Global Acquisitions, Inc. The Company has changed the par value of its stock and effected four stock splits (see Note 4). The accompanying consolidated financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

The Company became inactive after 1995 and is considered to be in the development stage after that date. The Company's principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits. The Company does not currently have any outstanding options, warrants, convertible preferred stock, and/or convertible debt.

Note 3   Technology Licensing Agreement

The Company owns a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC. The license pertains to rechargeable thin-film lithium batteries. The initial payment was made in 2002 for $10,000. A second payment of $10,000 was made in the first quarter of 2003. Additional payments of $40,000 and $20,000 in common stock based upon market value, which at the time of issuance equaled 47,619 shares of common stock were paid during the third quarter of 2004.

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

                 OAK RIDGE MICRO-ENERGY, INC.
                NOTES TO FINANCIAL STATEMENTS

Note 4   Stockholders' Equity   (cont.)

During the second quarter of 2005, the Company issued 5,040,000 to members of the Board of Directors and attorneys. These shares are subject to lock-up/leak-out conditions which do not allow the shares to be traded for a period of two years from the date of issuance, and then commencing at the beginning of the third year from the date of issuance, no more than one-twelfth of these shares may be traded in any monthly period for the next two consecutive months. These shares were recorded at their estimated fair value of $1,903,001 and expensed during the three-month period ending June 30, 2005.

Note 5   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 57% of the outstanding common stock.

During the second quarter of 2005, members of the board of directors were issued a combined 4,500,000 shares (these shares are part of the 5,025,000 discussed under Note 4 for general business services. The services were recorded at their estimated fair value of $1,704,180 and recognized as an expense during the three-month period ending June 30, 2005.

The Company currently owes its President and Chief Executive Officer, $82,663 for money loaned to the Company. This note is non interest bearing and payable on demand.

Note 6   Lawsuit

On August 27, 2004, Oak Ridge Micro-Energy, Inc. commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No.
040918223.   Oak Ridge asserted claims against these individuals for
violations of Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract. Oak Ridge also sought a Preliminary and Permanent Injunction against defendants enjoining them from selling, transferring or otherwise encumbering any of the shares these individuals had obtained from Oak Ridge pending the outcome of the case.

On September 1, 2004, Oak Ridge obtained a Temporary Restraining Order against Messrs. Rock, Goodell, Kohutka and Water & Gold enjoining those individuals, entities and their agents from attempting to sell, assign or encumber or selling, assigning or encumbering any Oak Ridge stock owned by them or their agents.

On November 5, 2004, the defendants filed an Answer and Counterclaim against Oak Ridge and its President, Mark Meriwether alleging violation of the Utah Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq. against Meriwether and Oak Ridge, and Breach of Contract against Oak Ridge.

On December 21 and December 22, 2004, the Court held a Preliminary Injunction Hearing on Oak Ridge's request to enjoin the defendants from transferring, selling or otherwise encumbering their shares pending the outcome of the case. After the two-day hearing in which evidence was presented by both sides, the Court issued Findings of Fact and Conclusions of Law. In its Findings, the Court determined that an injunction was appropriate. The Court specifically found that Oak Ridge had established a substantial likelihood of prevailing on the merits of its claims that defendants Rock, Goodell, Water & Gold and Kohutka violated Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1; that if the injunction was not issued, Oak Ridge would be irreparably harmed; that the harm to Oak Ridge in the event an injunction was not issued would not outweigh any harm to Rock, Goodell, Kohutka and Water & Gold; and that the public interest would not be affected by the granting of the Preliminary Injunction. The Court also ordered Oak Ridge to post a $100,000 bond.

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction. In furtherance of the Court's Preliminary Injunction and at a hearing held on Oak

                 OAK RIDGE MICRO-ENERGY, INC.
                NOTES TO FINANCIAL STATEMENTS

Note 6   Lawsuit   cont.

Ridge's Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until a final adjudication of Oak Ridge's legal action. The Court Order has been reduced to writing and substantially all of the shares that were the subject of such Court Order have been deposited with the Clerk of the said Court.

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

Results of Operations.
----------------------

Revenue.
--------

We had no revenue for our second quarter ended June 30, 2005, and only $280 in revenue for the quarter ended June 30, 2004. For the six months ended June 30, 2005, we also had no revenue, compared to $1,260 for the six months ended June 30, 2004.

Operating Expenses.
-------------------

Research and development expenses in the second quarter of calendar 2005 were $70,827, compared to $68,868 during the second quarter of 2004. For the six month period ending June 30, 2005, research and development expenses were $161,732, compared to $101,963 for the same period of 2004. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $1,942,328 in the second quarter of 2005, compared to $3,312,776 in the second quarter of 2004. For the six month period ended June 30, 2005, general and administrative expenses were $2,085,307, compared to $5,583,730 for the same period of 2004. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The majority of general and administrative expenses of the quarters ended June 30, 2005 and 2004, were from the issuance of common stock to various consultants and members of the Board of Directors, valued at $1,903,001 and $3,205,860 respectively.

Financial Condition.
--------------------

Our interim financial data is unaudited; however, in the opinion of our management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, (b) the financial position at June 30, 2005 and December 31, 2004, statement of changes in stockholders' equity at December 31, 2004, and for the three and six months period ended June 30, 2005, and (c) cash flows for the six-month period ended June 30, 2005 and 2004, which have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with our Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of those to be expected for the entire year.

The Company incurred a net loss from continuing operations of $2,050,497 for the three-month period ended June 30, 2005. This loss consists mostly of issuance of stock expensed as services. As of June 30, 2005, the Company had a shareholder's equity of $2,242,441 and working capital of $1,407,171.

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

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effectively designed, to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                    Part II. Other Information

Item 1. Legal Proceedings

On August 27, 2004, Oak Ridge Micro-Energy, Inc. commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No.
040918223.   Oak Ridge asserted claims against these individuals for
violations of Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract. Oak Ridge also sought a Preliminary and Permanent Injunction against defendants enjoining them from selling, transferring or otherwise encumbering any of the shares these individuals had obtained from Oak Ridge pending the outcome of the case.

On September 1, 2004, Oak Ridge obtained a Temporary Restraining Order against Messrs. Rock, Goodell, Kohutka and Water & Gold enjoining those individuals, entities and their agents from attempting to sell, assign or encumber or selling, assigning or encumbering any Oak Ridge stock owned by them or their agents.

On November 5, 2004, the defendants filed an Answer and Counterclaim against Oak Ridge and its President, Mark Meriwether alleging violation of the Utah Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq. against Meriwether and Oak Ridge, and Breach of Contract against Oak Ridge.

On December 21 and December 22, 2004, the Court held a Preliminary Injunction Hearing on Oak Ridge's request to enjoin the defendants from transferring, selling or otherwise encumbering their shares pending the outcome of the case. After the two-day hearing in which evidence was presented by both sides, the Court issued Findings of Fact and Conclusions of Law. In its Findings, the Court determined that an injunction was appropriate. The Court specifically found that Oak Ridge had established a substantial likelihood of prevailing on the merits of its claims that defendants Rock, Goodell, Water & Gold and Kohutka violated Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1; that if the injunction was not issued, Oak Ridge would be irreparably harmed; that the harm to Oak Ridge in the event an injunction was not issued would not outweigh any harm to Rock, Goodell, Kohutka and Water & Gold; and that the public interest would not be affected by the granting of the Preliminary Injunction. The Court also ordered Oak Ridge to post a $100,000 bond.

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction. In furtherance of the Court's Preliminary Injunction and at a hearing held on Oak

Ridge's Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until a final adjudication of Oak Ridge's legal action. The Court Order has been reduced to writing and substantially all of the shares that were the subject of such Court Order have been deposited with the Clerk of the said Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of common          5,040,000
stock for services
at $0.378 per share
to Board Members and
Consultants*

Sale of common stock           30,000
at $0.42 per share
to one person

Sale of common stock          300,000
at $0.20 per share
to one person

     * See our 8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004, which is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None; not applicable.

Item 5. Other Information

     None; not applicable.

Item 6. Exhibits.

     Exhibits.

     31    302 Certification of Mark Meriwether

     32    906 Certification

     8-K Current Report dated May 23, 2005, regarding a Press Release about the deposit of shares by the defendants in our legal action with Water & Gold, et. al. that was filed with the Securities and Exchange Commission on May 23, 2005.*

     8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004.*

     10-KSB Annual Report for the year ended December 31, 2004*

           * Incorporated by reference.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.

Date: 8/15/05                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer