Form 10KSB/A
period 2004-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2005-10-25
CIK 830483

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                               FORM 10-KSB/A-2

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

     We are amending our Annual Report on Form 10KSB for December 31, 2004, for a second time to include ourAuditor's Consent as an Expert respecting their Audit Report.

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

          8-K Current Report, as amended, dated April 30, 2005, and filed with the Securities and Exchange Commission on May 7, 2005.**

          8-K Current Report, as amended, dated May 10, 2005, and filed with the Securities and Exchange Commission on May 25, 2005.**

          8-K Current Report, dated December 22, 2004, and filed with the Securities and Exchange Commission on January 6, 2005.**

          8-K Current Report, dated March 22, 2005, and filed with the Securities and Exchange Commission on March 22, 2005.**

Exhibits*
Number
------
          (i)

23        Consent of Madsen & Associates CPA's, Inc.

31        302 Certification of Mark Meriwether**

32        906 Certification**

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

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 10/25/05                     By /s/ Mark Meriwether
                                   Mark Meriwether, President and Director


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 10/25/05                     By /s/ Mark Meriwether
                                   Mark Meriwether, President/CEO and Director