Form 10QSB
period 2005-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2005-11-21
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2005
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

                              275 Midway Lane
                         Oak Ridge, Tennessee 37830
                         --------------------------
                 (Address of Principal Executive Offices)

               Registrant's Telephone Number:  (801) 556-9928

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
                                        ---     ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of September 30, 2005
       -----              ------------------------------------

Common stock, $0.001                68,125,707

Transitional Small Business Disclosure Format (Check One):  Yes  X   No
                                                                ---   ---

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2005, are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                       Financial Statements
                           (Unaudited)
                        September 30, 2005

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                          Balance Sheet
                        September 30, 2005
                           (Unaudited)

                              ASSETS
                                              September 30,    December 31,
                                                  2005             2004
                                                (Unaudited)     (Audited)
Current assets
     Cash                                      $ 1,385,158     $ 1,866,034
                                               -----------     -----------
Total Current Assets                             1,385,158       1,866,034
                                               -----------     -----------

Furniture, fixtures, equipment, net                784,083         900,343
Intangible assets, net                              13,871          12,303
Other long-term assets                               2,200           2,200
                                               -----------     -----------
Total Assets                                   $ 2,185,312     $ 2,780,880
                                               ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
     Accounts payable                          $     4,952         193,071
     Accrued liabilities-related parties            88,862               -
                                               -----------     -----------
Total Current Liabilities                           93,814         193,071
                                               -----------     -----------
Total Liabilities                                   93,814         193,071

Stockholders' Equity
  Common stock
    100,000,000 shares authorized at $0.001
    par value, 68,125,707 shares issued and
    outstanding                                     68,126          62,681
  Additional paid-in capital                    15,985,603      13,991,547
  Deficit accumulated prior to development
   stage                                        (2,319,595)     (2,319,595)
  Deficit accumulated during development stage (11,642,636)     (9,146,824)
                                               -----------     -----------
Total Stockholders' Equity                       2,091,498       2,587,809
                                               -----------     -----------
Total liabilities and stockholders' equity     $ 2,185,312     $ 2,780,880
                                               ===========     ===========

          See accompanying notes to financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     Statements of Operations
                   September 30, 2005 and 2004
                           (Unaudited)
                                                                     From
                          Three Months Ended  Nine Months Ended     Inception
                             September 30,       September 30,   [1/1/96] to
                           2005       2004    2005     2004      Sept 30, 2005

Revenues               $       -  $    280  $        - $     1,260 $  117,466
                       ---------  --------  ---------- ----------- ----------
Operating expenses:
     General and
     administrative       54,303  3,312,776   2,139,609  5,726,001  7,160,217
     Research and
     development          85,575     68,868     247,344    181,163    866,172
     Sales and marketing     (60)     1,540       2,880     55,345     92,880
     Depreciation and
     amortization         41,602     33,585     124,028     89,130    354,203
                       ---------   -------- ----------- ---------- ----------
Operating income
(Loss)                  (181,420)(3,417,489) (2,513,861)(6,050,379)(8,356,006)

Other income and expense
     Interest and other
     income                6,513      2,878      18,049      8,345     47,214
     Interest Expense          -          -           -          -   (340,159)
     Gain/(loss) on
     asset sales               -          -           -          - (4,608,767)
     Gain on Settlement
     of Debt                   -          -           -          -  1,615,082
                       ---------  --------- ----------- ---------- ----------
Net Income (Loss)
Before Taxes            (174,907)(3,414,611)(2,495,812)(6,042,034)(11,642,636)


Current Period
Provision (benefit)
for Income taxes               -          -          -          -           -
                       ---------  --------- ---------- ----------- ----------
Net Income (Loss)     $ (174,907)(3,414,611)(2,495,812)(6,042,034)(11,642,636)
                       =========  ========= ========== ========== ===========
Loss Per Share         $   (0.01) $   (0.06)$    (0.04)$    (0.20)
                       =========  ========= ========== ==========
Weighted Average Shares
Outstanding
  Basic               68,088,207 54,727,436 65,410,707 30,398,019
                      ========== ========== ========== ==========
         See accompanying notes to financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                Statement of Stockholders' Equity
                        September 30, 2005
                           (Unaudited)

                                                                     Total
                                                                     Stock-
                            Common stock   Additional               holders'
                        Shares     Common   Paid in    Accumulated  Equity/
                        Issued     Stock    Capital     Deficit     Deficit
Balance at December
31, 2004             62,680,707 $ 62,681 $13,991,547 $(11,466,419)$ 2,587,809

Issuance of common
stock for services
at $0.378 per share   5,040,000    5,040   1,897,961                1,903,001

Sale of common stock
at $0.42 per share       30,000       30      12,470                   12,500

Sale of common stock
at $0.20 per share      300,000      300      59,700                   60,000

Issuance of common
stock for services
at $0.32 per share       75,000       75      23,925                   24,000

Net loss for period                                    (2,495,812) (2,495,812)
                     ---------- -------- ----------- ------------ -----------
Balance, September
30, 2005             68,125,707 $ 68,126 $15,985,603 $(13,962,231)$ 2,091,498
                     ========== ======== =========== ============ ===========

          See accompanying notes to financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     Statements of Cash Flows
                   September 30, 2005 and 2004
                           (Unaudited)

                                    For the Nine  For the Nine  From Inception

                                    Months Ended  Months Ended  [1/1/96] to
                                    September 30, September 30, September 30,
                                        2005          2004          2005
Cash Flows From Operating Activities:
 Net Income (Loss)                  $ (2,495,812) $(6,042,034)  $(11,642,636)
 Adjustments to reconcile net profit
 to net cash provided by operating
 activities:
  Depreciation and amortization
   expense                               124,028       89,130        354,203
  Changes in Deposits                          -            -         (2,200)
  Changes in Accounts Payable and
   Accrued Liabilities                   (99,257)     183,152        470,009
  Issuance of common stock for
   expenses and contributed
   capital for expenses                1,927,001    5,443,658      5,742,906
  Loss on Assets                               -            -      4,608,767
  Gain on Settlement of Debt                   -            -     (1,615,082)
                                    ------------  -----------   ------------
Net Cash Flows From Operating
Activities                              (544,040)    (326,094)    (2,084,033)

Cash Flows From Investing Activities:
  Additions to furniture, fixtures
   and equipment                          (4,546)    (499,856)    (1,127,486)
  Additions to intangible assets          (4,790)      (3,518)       (24,674)
                                    ------------  -----------   ------------
Net Cash Flows From Investing
Activities                                (9,336)    (503,374)    (1,152,160)
                                    ------------  -----------   ------------
Cash Flows From Financing Activities:
 Shareholder loan proceeds
 Proceeds from stock issuance             72,500    2,706,769      4,621,351
                                    ------------  -----------   ------------
Net Cash Flows From Financing
Activities                                72,500    2,706,769      4,621,351
                                    ------------  -----------   ------------
Net Increase in Cash                    (480,876)   1,877,301      1,385,158
Cash and equivalents, beginning of
period                                 1,866,034      327,678              -
                                    ------------  -----------   ------------
Cash and equivalents, ending of
period                              $  1,385,158  $ 2,204,979   $  1,384,158
                                    ============  ===========   ============

          See accompanying notes to financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                        September 30, 2005
                           (Unaudited)

PRELIMINARY NOTE
The condensed financial statements of Oak Ridge Micro-Energy, Inc. ("OKME") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in OKME's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

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

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                        September 30, 2005
                           (Unaudited)


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

During the second quarter of 2005, the Company issued 5,025,000 to members of the Board of Directors and attorneys. These shares are subject to lock-up/leak-out conditions which do not allow the shares to be traded for a period of two years from the date of issuance, and then commencing at the beginning of the third year from the date of issuance, no more than one-twelfth of these shares may be traded in any monthly period for the next two consecutive months. These shares were recorded at their estimated fair value of $1,903,001 and expensed during the three-month period ending June 30, 2005.

During the third quarter of 2005, the Company issued 75,000 shares to an employee of the Company. These shares were recorded at their estimated fair value of $24,000 and expensed during the three-month period ending September 30, 2005.

NOTE 5   RELATED PARTIES
Officers-directors (and their families) and their controlled entities have acquired 57% of the outstanding common stock.

During the second quarter of 2005, members of the board of directors were issued a combined 4,500,000 shares (these shares are part of the 5,025,000 discussed under note 4) for general business services. The services were recorded at their estimated fair value of $1,704,180 and recognized as expense during the three-month period ending June 30, 2005.

The Company currently owes its' President and Chief Executive Officer, $82,663 for money loaned to the Company. This note is non interest bearing and payable on demand.

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

On September 1, 2004, Oak Ridge obtained a Temporary Restraining Order against Messrs. Rock, Goodell, Kohutka and Water & Gold enjoining those individuals, entities and their agents from

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                        September 30, 2005
                           (Unaudited)

NOTE 6   LAWSUIT   (continued)
attempting to sell, assign or encumber or selling, assigning or encumbering any Oak Ridge stock owned by them or their agents.

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

Technical Highlights
--------------------

In August 2005, we produced 324 batteries which were our first manufactured batteries.

In September 2005, we filed a patent on our hermetic packaging process.

On September 6, 2005, we received notice of allowance of 21 claims from USPTO on a thin file packaging process.

Results of Operations.
----------------------

Revenue.
--------

We had no revenue for our third quarter ended September 30, 2005, and only $280 in revenue for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, we also had no revenue, compared to $1,260 for the nine months ended September 30, 2004.

We will not achieve profitability by the fourth quarter of 2005 as anticipated in our March 22, 2005 press release.

Operating Expenses.
-------------------

Research and development expenses in the third quarter of calendar 2005 were $85,575, compared to $68,868 during the third quarter of 2004. For the nine month period ending September 30, 2005, research and development expenses were $247,344, compared to $181,163 for the same period of 2004. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $54,303 in the third quarter of 2005, compared to $3,312,776 in the third quarter of 2004. For the nine month period ended September 30, 2005, general and administrative expenses were $2,139,609, compared to $5,726,001 for the same period of 2004. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The majority of general and administrative expenses of the quarters ended September 30, 2005 and 2004, were from the issuance of common stock to various consultants and members of the Board of Directors, valued at $1,927,001 and $5,443,658 respectively.

Financial Condition.
--------------------

Our interim financial data is unaudited; however, in the opinion of our management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, (b) the financial position at September 30, 2005 and December 31, 2004, statement of changes in stockholders' equity at December 31, 2004, and for the nine months period ended September 30, 2005, and (c) cash flows for the nine-month period ended September 30, 2005 and 2004, which have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. The financial statements should be read in conjunction with our Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss of $174,907 for the three-month period ended September 30, 2005. This loss consists mostly of issuance of stock expensed as services. As of September 30, 2005, we had a stockholder's equity of $2,091,498 and working capital of $1,291,344.

We believe cash on hand will be sufficient to finance our current business operations for at least the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of common          75,000                  $24,000
stock for services
at $0.32 per share
to an employee

We issued these securities to an employee who was either an "accredited investor," or "sophisticated investor" who, by reason of education, business acumen, experience or other factors, was fully capable of evaluating the risks and merits of an investment in our Company; and the employee had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits.

Exhibits.

     31    302 Certification of Mark Meriwether

     32    906 Certification

     8-K Current Report dated November 8, 2005, and filed with the Securities and Exchange Commission on September 1, 2005*

     8-K Current Report dated August 11, 2005, and filed with the Securities and Exchange Commission on August 22, 2005*

     8-K Current Report dated August 12, 2005, and filed with the Securities and Exchange Commission on September 1, 2005*

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

                                       OAK RIDGE MICRO-ENERGY, INC.

Date: 11/21/05                         By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer