Form 10KSB
period 2005-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2006-03-31
CIK 830483

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                               FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the calendar year ended December 31, 2005
                                 -----------------

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

                               275 Midway Lane
                            Oak Ridge, TN 37830
                            -------------------
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

                     Common Stock, $0.001 par value

     Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1) Yes X  (2)  Yes X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.) No X

     State Issuer's revenues for its most recent calendar year: December 31, 2005 - $0.

     State the aggregate market value of the common voting stock of the Issuer held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 29, 2006 - $12,004,820.80. There are approximately 37,515,065 shares of our common voting stock held by non-affiliates; the presented value is based upon the average of the bid and asked prices ($0.32) of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD").

                  Issuers Involved in Bankruptcy Proceedings
                          During the past Five Years

     None; not applicable.

                   Applicable Only to Corporate Registrants

     State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date: March 29, 2006 - Common stock - 72,125,707 shares.

                     Documents Incorporated by Reference

     See Part III, Item 13.

     Transitional Small Business Issuer Format   Yes X

     As used herein, the words and phrases "Oak Ridge Micro-Energy," the "Registrant, "Company" or "Oak Ridge," and "we," "our," "us" and similar words of import, shall be considered synonymous references to Oak Ridge Micro-Energy, Inc.

                                 PART I

Item 1. Description of Business.

Business.

Background summary.

We produce thin-film, solid-state batteries for industrial, government, and medical applications. Our thin-film battery is rechargeable, lithium-based, and the active battery layers are significantly thinner than common plastic wrap. Our batteries are intended for applications such as wireless smart sensors that operate in harsh environments, security cards, radio frequency identification (RFID) tags, semiconductor non-volatile memory chips, and implantable medical devices. The small size of this new battery technology will improve existing products and enable the development of many new products. Our fully packaged cells on ceramic substrates typically supplied to customers are 0.024" (0.62 mm) thick.

Thin-film rechargeable lithium and lithium-ion batteries in which the component layers are less than 5 micrometers (0.0002 inches) thick were developed by Dr. John B. Bates and his team of scientists and engineers from more than a decade of research at the Oak Ridge National Laboratory (ORNL). Dr. John B. Bates retired from ORNL and is now our Chief Technology Officer and a member of our Board of Directors. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The batteries must be substantially manufactured in the United States, under our licensing agreement (the "Licensing Agreement"), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

Unlike conventional batteries, thin-film batteries can be deposited directly onto chips or chip packages in any shape or size, and when fabricated on plastics or thin metal foils, the batteries are quite flexible. Some of the unique properties of thin-film batteries that distinguish them from conventional batteries include:

*all solid state construction;

*can be deep cycled thousands of times;

*can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 160 degrees C);

*can be made in any shape or size;

*cost does not increase with reduction in size (constant $/cm2); and

*completely safe under all operating conditions.

Thin-film lithium-ion batteries have the additional advantage of being unaffected by heating to over 280 degrees centigrade. Many integrated circuits or IC's are assembled by the solder reflow or surface mount process, in which all of the electronic components are soldered on the board at the same time by heating to temperatures as high as 280 degrees C for a few minutes. Conventional batteries, such as coin or button cells, contain organic liquid electrolytes that cannot survive such temperatures, and therefore must be added to the circuits as a separate component, often manually.

We are presently manufacturing in limited quantities lithium-ion batteries (model ORLI.0.5CL) on one small production line and we are developing new batteries using our laboratory-scale hardware. Batteries have been delivered to a variety of potential customers who desire samples to evaluate for integration into their products. In order to preserve capital, we are seeking a relationship with a third party manufacturing partner who will be able to scale up our manufacturing process and produce large numbers of batteries for high-volume markets.

We currently have four full-time employees and two part-time employees.

Business Development Activities.
--------------------------------

Developments During the Year Ended December 31, 2005.
-----------------------------------------------------

In February, we completed installation of our two, small-scale thin-film production sputtering tools and began testing and calibration runs on all of the five layers of the battery. We developed a complete manufacturing process for thin-film batteries including a new hermetic package. The first production run of three hundred twenty four (324) ORLI.0.5.CL batteries was made in October with a higher than expected yield. Specifications and detailed performance data have been posted on our web site. Up to December 31, 2005, about 1000 batteries have been manufactured, and samples have been provided to potential customers in the U.S. and abroad. During the year, we filed a patent application on our packaging process with the United States Patent Office.

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

We completed Phase I of our business and strategic plan and entered Phase II. Phase II is geared towards expansion, mass prototyping and entry into highly specialized markets. Specialized markets for our thin-film battery include wireless semiconductor processing diagnostic wafers and miniature implantable medical devices. However, such markets are only the beginning, and we are confident we will be able to announce new contracts and new battery designs in the future. As demand for our product grows, we will advance to Phase III of our long range plan, to find manufacturing partners and begin mass production of our thin-film batteries.

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

On June 1, 2004, our Board of Directors authorized a three for one forward split of our common stock by dividend. See our 8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004, which is incorporated herein by reference. See Part III, Item 13. All computations herein take into account this forward split.

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

In January, 2003, we were awarded a contract with the Department of Defense to develop advanced battery materials. The program, funded through the Office of the Secretary of Defense, will develop new, nano-structured electrode materials for thin-film batteries. The $100,000 contract was a Phase I Small Business Innovative Research ("SBIR") grant, with a Phase II potential of $750,000 that was awarded to another applicant.

For additional information on other material business developments concerning our Company that occurred during the years ended December 31, 2003, 2002, 2001 and 2000, see our 10-KSB Annual Reports for the years then ended, which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by reference, in Part III, Item 13.

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

The range of possible applications of these batteries derives from their important advantages as compared to conventional battery technologies. They can be made in virtually any shape and size to meet the requirements of each application. The batteries are rechargeable, which means their size needs to be no larger than required to satisfy the energy requirements on a single cycle, thus reducing cost and weight, which in itself may give birth to new applications.

We believe that numerous new applications will become apparent continually. At this point, anticipated uses include:

*diagnostic wafers for the semiconductor industry;

*wireless imbeded sensors;

*active radio frequency identification tags;

*non-volatile memory backup; and

*implantable medical devices

Detailed Market Applications.
-----------------------------

As a consequence of their ultra thin profile, low thermal mass, and their ability to operate in harsh environments, thin-film batteries are uniquely suited as power sources for wireless semiconductor processing diagnostic wafers. The sale of diagnostic wafers is estimated at $100 million per year, and thin-film batteries will provide the power source for a significant portion of this market.

Thin-film lithium batteries will eventually power wireless sensors smaller than the size of a dime that can detect biological or chemical contaminants, movement and pressure, and transmit this information to a local receiver.

Two decades ago, bar code technology revolutionized the way goods and merchandise were identified, priced and inventoried. However, bar code technology is limited in its application by the need for an unobstructed line-of-sight or physical contact between the bar code and the reader. Radio frequency identification eliminates this limitation. Active tags would contain circuitry that enables them to radio their location to a central receiver which would sort out the information as needed. Some tags require a very thin battery to power the devices contained within it.

Non-volatile static random access memory is used in numerous products such as computers, time keeping chips and flash memory. When the active power of a device with static random access memory is turned off, it is necessary to have a backup source of energy in order to retain memory in the chips. Because of the very low leakage currents of the complimentary metal-oxide semiconductor transistors that make up the memory, only small batteries are necessary to retain the memory during periods when the device is removed from active power, such as might occur in a power outage. Presently, non-rechargeable coin cells are used to backup non-volatile static access memory, but because they are not rechargeable and are produced in standard minimum sizes, the battery often dominates the size of the static random access memory package. Since thin-film batteries have a very long cycle life, a thin-film battery many times smaller than a coin cell can be used as a backup power source. Also, only solid-state thin-film lithium-ion batteries can withstand the high temperatures required for solder reflow assembly, allowing them to be integrated into circuits along with the other components. Conventional coin cells must be added by hand. Thin-film batteries can also be deposited directly onto memory chips or chip packages, reducing the volume they occupy even further.

Because of their all solid state construction, small size, and long cycle life, thin film batteries are ideally suited for implantable medical devices such as neural stimulators, smart pacemakers and wireless diagnostic systems.

Financial Outlook.
------------------

We have made projections of revenues based on the achievement of certain critical cost/performance goals. In addition, these goals must meet with a willing marketplace learning to use a new technology. Our Company is actively engaged in the commercialization and continued optimization of thin-film battery technology. Accordingly, our goal is to generate returns to our investors through commercial prototyping for a variety of thin-film battery applications, intellectual property creation and the ongoing advancement of battery materials. We are developing partnerships based upon commercial applications of thin-film batteries and the development of advanced battery materials.

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

We also intend to create revenue through the sale of prototypes. We have begun manufacturing thin-film batteries and have supplied samples to U.S. and foreign organizations.

Success in our Company's prototyping activities will lead to revenues as new products are distributed across global markets. With the success of our current capitalization program, we expect to accomplish enough prototyping programs in the near future in order to identify and launch at least one commercial application in 2006. Certain critical cost/performance milestones must be met with suitable partners, applications and additional investment, for a successful commercial launch to occur.

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

Research and Development expenditures for 2005 and 2004 were $298,604 and $323,627, respectively.

Use of Proceeds.
----------------

We have raised in certain private placements in late 2003 and early 2004 of our units consisting of common stock and warrants gross proceeds of approximately $3,142,695 (net proceeds were approximately $2,900,000). A general illustration of the use of these proceeds is as follows.

Estimated cash requirements for those funds during the 24 months that followed that equity raise were:


          Personnel                          $       400,000
          Equipment                          $       800,000
          Intellectual property and license  $       200,000
          Working Capital                    $     1,500,000
                                             ---------------
          Total                              $     2,900,000
                                             ===============

At December 31, 2005, we had $1,232,594 in cash resources remaining from these proceeds.

The Competition.
----------------

Presently, there are five other U.S. companies that have licenses for manufacturing thin-film batteries using the Department of Energy's technology:

Infinite Power Solutions, Inc. (Littleton, CO); Front Edge Technology, Inc. (Baldwin Park, CA); Cymbet Corporation (Minneapolis, MN); Teledyne Electronic Technologies (Newport Beach, CA); and Excellatron (Atlanta, GA). The worldwide market for thin-film batteries may become quite large, and we view these other licensees as allies in promoting the value of thin-film batteries in the early years, whereas all licensees may become more competitive in later years. The other licensees began their businesses in 1998 or later. Some are better capitalized than we are; and some have greater manufacturing capacity at this point. Some are focused solely on developing batteries, while others are diversified.

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

Small Business Issuer.
----------------------

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer. We are deemed to be a "small business issuer."

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

Evidence presented at the hearing detailed approximately 5,000,000 shares that were the subject of the Preliminary Injunction.

In furtherance of the Court's Preliminary Injunction and at a hearing held on Oak Ridge's Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until a final adjudication of Oak Ridge's legal action. The Court Order was reduced to writing and the defendants have deposited substantially all of these shares with the Clerk of the Court.
See our 8-K Current Report dated December 12, 2004, as amended, and filed with the Securities and Exchange Commission on May 16, 2005, as referenced in Part III, Item 13.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders during the year ended December 31, 2005.

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

The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2005, and 2004, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Stock Quotations.
-----------------
                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2004                          3.70               2.00

April 1, 2004 through
May 28, 2004*                           3.05               2.10

June 1, 2004 through
June 30, 2004*                          1.45                .70

September 30, 2004*                      .75                .40

December 31, 2004*                       .40                .31

March 31, 2005                           .60                .35

June 30, 2005                            .55                .25

September 30, 2005                       .371               .16

December 31, 2005                        .23                .11

*After a 3 for 1 forward split

Holders.
--------

The number of record holders of our common stock as of March 29, 2006, was approximately 555; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends.
----------

There are no present material restrictions that limit our ability to pay dividends on common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, with the exception of the dividend by which we effected a three for one forward split in 2004, and do not intend to pay dividends in the foreseeable future.

Recent Sales of Restricted Securities, Use of Proceeds of Registered
Securities.
-----------

   The following "restricted securities" have been sold by us during the past three years:

Common Stock Issued for       Number of Shares            Year
-----------------------       ----------------            ----
Issuance of common stock for          88,500              2003
services at $.42 per share

Issuance of common stock for       8,640,000              2003
services at $.09 per share

Sale of common stock at $.42         195,060              2003
per share

Issuance of common stock for         975,000              2003
services at $.40 per share

Issuance of common stock for       6,975,000              2004
services at $0.11 per share

Sale of common stock at $.42 per   9,012,390              2004
share

Common stock issued for services   9,490,071              2004
at $.13 per share

Common stock issued for               41,208              2004
services at $0.15 per share

Common stock issued for UT-Battelle   47,619              2004
license at $0.42 per share

Common stock issued for               64,614              2004
services at $0.11

Issuance of common                 5,040,000              2005
stock for services
at $0.1114 per share
to Board Members and
Consultants*

Sale of common stock                  30,000              2005
at $0.42 per share
to one person

Sale of common stock                 300,000              2005
at $0.20 per share
to one person

Issuance of common                    75,000              2005
stock for services
at $0.32 per share
to an employee

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

Use of Proceeds of Registered Securities.
-----------------------------------------

There were no proceeds received during the calendar year ended December 31, 2005, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

We have no equity compensation plans as of the date of this Annual Report.

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

Until such time as our Company's prospective clients have evaluated prototypes and made commitments for commercial quantities of our product, we intend to apply for revenue from U. S. Government grants and research contracts, like similar grants we have received from the Department of Defense. During fiscal 2006, we anticipate that we may have between one and four clients, and would expect that number to grow in future years, as applications and the availability of thin-film batteries increases. Dr. Bates and our staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for our Company and our shareholders.

Currently, we have made patent applications for an improved electrolyte on which we have been granted a patent for 22 claims; a new barrier coating to help the battery resist corrosion; to improve the performance of the battery; and to better protect the battery from natural elements.

We currently have four full-time employees and two part-time employees.

On August 27, 2004, we commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No. 040918223. We asserted claims against these individuals for violations of Utah's Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract. We also sought and obtained a Preliminary and Permanent Injunction against the defendants enjoining them from selling, transferring or otherwise encumbering any of the shares these individuals had obtained from us pending the outcome of the case. We do not expect this case to have a material impact on our Company. See Part I, Item 3.

Results of Operations.
----------------------

Calendar year ended December 31, 2005, compared to calender year ended December 31, 2004.
------------------------

Revenue.

We had no revenue for 2005, and $1,260 in 2004.

Operating Expenses.

Research and development expenses in the fiscal year of 2005 were $298,604, compared to $323,627 during the fiscal year of 2004. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $2,178,737 in the fiscal year of 2005, compared to $2,783,818 in the fiscal year of 2004. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The majority of general and administrative expenses of the fiscal year of 2005 were from the issuance of common stock to various consultants and members of our Board of Directors, valued at $1,903,001.

Financial Condition.

In the opinion of the management, the data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at December 31, 2005, and December 31, 2004; (b) the results of operations for the fiscal year ended December 31, 2005, and 2004; (c) statement of changes to stockholders' equity for December 31, 2005; and (d) cash flows for the fiscal year ended December 31, 2005 and 2004.

Our Company incurred a net loss for operations of $2,618,616 for the fiscal year ended December 31, 2005. Cash on hand totaled $1,232,594. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Liquidity and Capital Resources.
--------------------------------

Our cash resources for fiscal 2005 were provided primarily by our sales of our equity securities, amounting to $72,500, as compared to revenues of $1,260 in fiscal 2004 and proceeds from the sale of our equity securities during fiscal 2004 of $2,736,769. Our cash resources at December 31, 2005, were $1,232,594, compared to $1,866,034 at December 31, 2004.

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

Item 7.  Financial Statements.
------------------------------

Mantyla McReynolds  LLC
 The CPA. Never Underestimate The Value. [Letterhead]





Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Oak Ridge Micro-Energy, Inc.

We have audited the accompanying balance sheet of Oak Ridge Micro-Energy, Inc., as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2005 and the results of operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 24, 2006

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







Board of Directors
Oak Ridge Micro-Energy, Inc.
Salt Lake City, Utah

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of Oak Ridge Micro-Energy,
Inc.   ( development stage company) at  December 31, 2004 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and the period January 1, 1996 (date of inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in
all material respects, the financial position of    Oak Ridge Micro-Energy,
Inc. at December 31, 2004, and the results of operations, and cash flows for the years ended December 31, 2004 and the period January 1, 1996 (date of inception of development stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



April 13,  2005                             s/Madsen & Associates, CPA's Inc.
Salt Lake City, Utah

                  OAK  RIDGE  MICRO-ENERGY, INC.
                  (Development Stage Company)
                           BALANCE SHEET

                                            December 31, 2005

Assets
Current assets

     Cash and cash equivalents                  $ 1,232,594
                                                -----------
        Total Current Assets                      1,232,594
                                                -----------
     Furniture, fixtures, equipment, net            744,855
     Intangible assets, net                          13,493
     Other long-term assets                           2,200
                                                -----------
Total Assets                                    $ 1,993,142
                                                ===========
Liabilities and Stockholders' Equity
Current Liabilities

     Accounts payable                                18,884
     Accrued liabilities - related parties            5,563
                                                 ----------
Total Current Liabilities                            24,447
                                                 ----------
Stockholders' Equity

     Common stock
        100,000,000 shares authorized at $.001
        par value; 68,125,707 issued and
        outstanding                                  68,126
     Additional paid-in capital                  15,985,604
     Deficit accumulated prior to development
        stage                                    (2,319,595)
     Deficit accumulated during development
        stage                                   (11,765,438)
                                                -----------
        Total Stockholders' Equity                1,968,695
                                                -----------
Total liabilities and stockholders' equity      $ 1,993,142
                                                ===========

The accompanying notes are an integral part of these financial statements.

                         OAK  RIDGE  MICRO-ENERGY, INC.
                          (Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                                      Period
                                       Dec 31,        Dec 31,     Jan 1, 1996
                                        2005           2004    to Dec 31, 2005

Revenues                             $         0   $   1,260     $  117,466

Operating expenses:

     General and administrative        2,178,737   2,783,818      7,199,344
     Research and development            298,604     323,627      1,007,432
     Sales and marketing                   2,880           -          2,880
     Depreciation & amortization         165,735     128,262        395,910
                                      ----------  ----------     ----------
Total operating expenses               2,645,956   3,235,707      8,605,566
                                      ----------  ----------     ----------
Operating income (loss)               (2,645,956) (3,234,447)    (8,488,100)
                                      ----------  ----------     ----------
Other income/expenses:
     Interest and other income            27,341      17,601         56,506
     Interest expense                          -           -       (340,159)
     Loss on sale of assets                    -           -     (4,608,767)
     Gain on Settlement of debt                -           -      1,615,082
                                      ----------  ----------    -----------
Total other income/expense                27,341      17,601     (3,277,338)
                                      ----------  ----------     ----------
Net income (loss)                    $(2,618,616)$(3,216,846)  $(11,765,438)
                                      ==========  ==========    ===========


Earnings (loss) per share:

        Basic                        $      (.04)$      (.07)

Weighted average shares outstanding:

        Basic                         65,403,207    49,434,000
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

  The accompanying notes are an integral part of these financial statements

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)
           STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

                                                       Capital in
                                      Common Stock      Excess of  Accumulated
                                   Shares     Amount    Par Value    Deficit

Issuance of common stock for
services at $.39 average - 2003 10,041,501   10,041    1,297,249            -
Issuance of common stock for
cash at $1.25 - June 20, 2003      195,060      195       81,080            -
Net operating loss for the year
ended December 31, 2003                  -        -            -   (1,666,290)
Balance December 31, 2003       36,187,806   36,187    8,697,983   (8,249,573)
Issuance of common stock for
cash at $.42 - $.66              9,057,390    9,058    2,955,518            -
Issuance of common stock for
services and expenses at
average $.13                    17,387,892   17,388    2,318,094            -
Issuance of common stock for
license at $.42                     47,619       48       19,952            -
Net operating loss for the year
ended December 31, 2004                  -        -            -   (3,216,846)

Balance December 31, 2004       62,680,707   62,681   13,991,547  (11,466,419)

Issuance of common stock for
services @ $0.1114 per share     5,040,000    5,040    1,897,961

Sale of common stock at $0.42
per share                           30,000       30       12,470

Sale of common stock at $0.20
per share                          300,000      300       59,700

Issuance of common stock for
services at $0.32 per share         75,000       75       23,925

Net operating loss for the year
ended December 31, 2005                                            (2,618,616)
                                ----------  -------  -----------  -----------
Balance, December 31, 2005      68,125,707  $68,126  $15,985,604 $(14,085,033)
                                ==========  =======  ===========  ===========

The accompanying notes are an integral part of these financial statements

                  OAK  RIDGE  MICRO-ENERGY, INC.
                   (Development Stage Company)

                      STATEMENTS OF CASH FLOWS

                                                                      Period
                                       Dec 31,        Dec 31,     Jan 1, 1996
                                        2005           2004    to Dec 31, 2005

Operations

 Net income (loss)                   $(2,618,616) $ (3,216,846) $ (11,765,438)

 Adjustments to reconcile net income
 (loss) to net cash provided by
 operations
   Changes in accounts payable          (168,624)      128,262        400,640
   Changes in deposits                         -             -         (2,200)
   Depreciation & amortization           165,735       173,754        395,910
   Issuance of common stock for
   expenses and contributions to
   capital for expenses                1,927,002     2,355,482      5,742,907
   Loss of assets                              -             -      4,608,767
   Gain on settlement of debt                  -             -     (1,615,082)
                                     -----------  ------------  -------------
         Net cash from operations       (694,503)     (559,348)    (2,234,496)
                                     -----------  ------------  -------------
Investing
   Additions to furniture, fixtures
    and equipment                         (4,546)     (635,548)    (1,127,486)
   Additions to intangible assets         (6,891)       (3,517)       (26,775)
                                     -----------  ------------  -------------
Net cash used for investing              (11,437)     (639,065)    (1,154,261)
                                     -----------  ------------  -------------
Financing
  Proceeds from stock issued              72,500     2,736,769      4,621,351
                                     -----------  ------------  -------------
Net cash received from financing          72,500     2,736,769      4,621,351
                                     -----------  ------------  -------------
Net change in cash and cash
equivalents                             (633,440)    1,538,356      1,232,594
Cash and cash equivalents, beginning
 of period                             1,866,034       327,678              -
                                     -----------  ------------  -------------
Cash and cash equivalents, end of
 period                              $ 1,232,594  $  1,866,034  $   1,232,594
                                     ===========  ============  =============

The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005

Note 1   Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as "the Company" or "Oak Ridge") was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name "Vates Corp.". Since inception, the company has completed six name changes resulting in its present name. With the 2002 acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation ("Oak Ridge Nevada"), the name of the Company was changed from Global Acquisitions, Inc. and the subsidiary was merged into the parent. The Company has changed the par value of its stock and effected four stock splits. The accompanying financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

The Company became inactive after 1995 and is considered to be in the development stage after that date. The Company's principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.

Note 2   Summary of Accounting Methods

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
The Company utilizes the asset/liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that are anticipated to be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

              Description          Balance          Tax         Rate
             Net Operating Loss   $8,125,676     $2,762,730     34%
             Valuation allowance                 (2,762,730)   (34%)
             Deferred tax asset                          $0      0%

The valuation allowance has increased approximately $1,119,000 from $1,644,000 at December 31, 2004. The increase is due to the benefits of current year net operating loss carry forwards.

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005

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

Equipment
Equipment consists of office and other equipment used in the research and development of the thin-film lithium battery and is being depreciated over five and seven years using the straight-line method of depreciation.

            Cost                        $ 1,121,078
            Accumulated depreciation    $   376,223

Long Lived-Assets
The Company periodically evaluates the economic lives of its long-lived assets and if there has been impairment in the value a loss would be recognized in the operating statement.

Patents Pending
Patents pending have been determined by management to have an economic useful life of five years from the date of filing.

Financial Instruments
The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Revenue Recognition
Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Statement of Cash Flows
For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the insured amounts of $100,000; however, they are considered to be in banks of high quality. The amount in excess of the federally insured amount as of December 31, 2005 was $1,132,497.

Advertising and Market Development
The company expenses advertising and market development costs as incurred.

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005

Other Recent Accounting Pronouncements
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3   Technology License Agreement

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

                    2006                  $ 20,000
                    2007                  $ 40,000
                    2008 and thereafter   $ 60,000

Note 4- Purchase of all shares of Oak Ridge Micro-Energy, Inc.

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

Note 5   Stockholders' Equity

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

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005


Note 6   Related Parties

Officers-directors and their families have acquired 57% of the outstanding common stock.

During the second quarter of 2005, members of the board of directors were issued a combined 4,500,000 shares (these shares are part of the 5,025,000 discussed under note 4) for general business services. The services were recorded at their estimated fair value of $1,704,180 and recognized as expense during the three-month period ending June 30, 2005.

The Company currently owes its' President and Chief Executive Officer, $5,563 for money loaned to the Company. This note is non-interest bearing and payable on demand.

Note 7   Continuing Liabilities

The Company has an operating lease for its office space located in Oak Ridge, Tennessee. The rental expense for 2004 was $26,400 and for 2005 $26,400. Future minimum rental payments required under the non-cancelable operating lease follows:


                                Year ending December 31
                                2006          $ 11,000
                                2007          $      0

Note 8   Legal Action

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

                   OAK RIDGE MICRO-ENERGY, INC.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2005


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

Note 9   Subsequent Events

On March 24, 2006, pursuant to resolutions adopted by the Board of Directors and an S-8 Registration Statement that was filed on that date with the Securities and Exchange Commission, the Company issued 5,300,000 shares of its $0.001 par value common stock to three individuals pursuant to written compensation agreements at a price of $0.23 per share for gross aggregate compensation of $1,219,000. Mark Meriwether, our President, Secretary and a director, received 4,400,000 of these shares as a bonus under his Amended and Restated Employment Agreement with the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

We were notified that effective January 30, 2004, that Sellers and Andersen, L.L.C., our former auditors, had merged with Ted Madsen, CPA to form Madsen & Associates, CPA's, Inc. On February 19, 2004, our Board of Directors resolved to engage Madsen & Associates, CPA's, Inc., Certified Public Accountants, of Salt Lake City, Utah, to audit our financial statements for the calendar year ended December 31, 2003. That firm also audited our financial statements for the calendar year ended December 31, 2004.

We dismissed Madsen & Associates on August 12, 2005.

On August 11, 2005, our Board of Directors unanimously resolved to engage De Joya Griffith & Company, LLC, Certified Public Accountants, of Henderson, Nevada, to review our unaudited financial statements for the quarter ended June 30, 2005.

On November 8, 2005, our Board of Directors dismissed De Joya Griffith and Company, LLC, Certified Public Accountants.

On November 8, 2005, our Board of Directors unanimously resolved to engage Mantyla, McReynolds, LLC, Certified Public Accountants, of Salt Lake City, Utah, as our auditors to review our quarterly financial statements for the quarter ended September 30, 2005, and audit our financial statements for the year ended December 31, 2005.

For more information on these changes in our auditors, see our 8-K Current Reports as amended and filed with the Securities and Exchange Commission on August 22, 2005; September 1, 2005; November 15, 2005; and December 2, 2005, as referenced in Part III, Part 13.

Item 8(a). Controls and Procedures.
-----------------------------------

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b).  Other Information.
------------------------------

Subsequent to the date of this Annual Report, we filed an S-8 Registration Statement for 5,300,000 shares valued at $0.23 per share for an Amended and Restated Employment Agreement and two Engagement Letters. 4,400,000 of those shares were issued to our President, Mark Meriwether. See the S-8 Registration Statement filed with the Securities and Exchange Commission on March 24, 2006 and which is incorporated herein by reference. See Part III,
Item 13.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2005, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

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

Business Experience.
--------------------

Dr. John B. Bates, Ph.D. Dr. Bates is 64 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years. He recently left ORNL with a plan to commercialize the thin-film batteries. Dr. Bates invented or co-invented 12 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries while at ORNL. Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award. Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

Mark Meriwether. Mr. Meriwether is 50 years of age, and for the past 18 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

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

On April 26, 2005, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 330,000 shares of our common stock on April 22, 2005.

On September 15, 2005, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 200,000 shares of our common stock on September 6, 2005.

On January 18, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 600,000 shares of our common stock on January 18, 2006.

On March 28, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 4,400,000 shares of our common stock on March 24, 2006.

To the best knowledge of our management, all required reports of directors, executive officers and 10% stockholders required to be filed under Section 16(a) of the Exchange Act have been timely filed and no other report are presently required to be filed.

Code of Ethics.
---------------

We have adopted a Code of Ethics, and it was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003. See Part III, Item 13.

Audit Committee.
----------------

We do not have an Audit Committee; however, we do not believe that the failure to have an Audit Committee is material, based upon our current operations.

Compensation Committee.
-----------------------

We have not established a Compensation Committee because we believe that our tw0 member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee.

Nominating and Corporate Governance Committee.
----------------------------------------------

We have not established a Nominating and Corporate Governance Committee because we believe that our two member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Mark         12/31/05    0     0 $  3,000     (1)        0      0       0
Meriwether   12/31/04    0     0 $122,100     (2)        0      0       0
President    12/31/03    0     0  $37,914     (3)        0      0       0
Sec'y/
Treasurer
Director

John B.      12/31/05 $120,000 0     0         0         0      0       0
Bates        12/31/04 $101,250 0     0        (2)        0      0       0
CTO          12/31/03 $ 66,666 0     0        (3)        0      0       0
and Director

       (1) On March 24, 2006, pursuant to resolutions adopted by the Board of Directors and an S-8 Registration Statement that was filed on that date with the Securities and Exchange Commission, the Company issued 5,300,000 shares of its $0.001 par value common stock to three individuals pursuant to written compensation agreements at a price of $0.23 per share for gross aggregate compensation of $1,219,000. Mark Meriwether, our President, Secretary and a director, received 4,400,000 of these shares as a bonus under his Amended and Restated Employment Agreement with the Company. See
            Part III, Item 13.

       (2) On May 20, 2004, our Board of Directors adopted resolutions to issue shares of "restricted securities" (common stock), as follows: 4,500,000 shares to Mark Meriwether, 2,250,000 shares effective May 14, 2004, and 2,250,000 shares at May 14, 2005; and 4,500,000 shares to John B. Bates, 2,250,000 shares effective May 14, 2004, and 2,250,000 shares at May 14, 2005. See our 8-K
            Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004, and incorporated herein by reference. See Part III Item 13.

        (3) On May 23, 2003, our Board of Directors resolved to issue Mark Meriwether 7,050,000 shares of our common stock that were "restricted securities" as compensation, 4,050,000 shares on that date and 3,000,000 shares on March 31, 2004. Our Board of Directors also resolved to issue John B. Bates 6,450,000 shares of our common stock that were "restricted securities" as compensation, 3,450,000 shares on that date and 3,000,000 shares o on March 31, 2004. Pursuant to an Addendum to the Employment Agreements of Messrs. Meriwether and Bates effective on May 23, 2003, Messrs. Meriwether and Bates were also resolved to be issued 195,000 shares each that would be registered on an S-8 Registration Statement; and on December 12, 2003, Mr. Meriwether's Employment Agreement was again amended by an Addendum to provide for the issuance of an additional 555,000 shares that would also be included in an S-8 Registration Statement. This Registration Statement was filed with the Securities and Exchange Commission on December 3, 2003, and is incorporated herein by reference. See Parr III, Item 13. For additional information about these grants, see our 8-K Current Report dated May 23, 2003, and filed with the Securities and Exchange Commission on June 9, 2003, and referenced in Part III, Item 1.

For information on the Amended and Restated Employment Agreements of Messrs. Meriwether and Bates, see Part III, Item 13.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

The following table sets forth the share holdings of those persons who own more than 5% of our Company's common stock as of March 29, 2006:

                                             Number and Percentage
Name and Address                        of Shares Beneficially Owned (1)
----------------                        --------------------------------

John B. Bates, Ph.D.                         18,059,706 - 25.0%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Confetti Enterprises, Inc. (2)                1,200,000 - 1.7%
3046 East Brighton Place
Salt Lake City, Utah 84121

Mark Meriwether  (3)                         18,350,936 - 25.4%
3046 East Brighton Place
Salt Lake City, Utah 84121

      (1) Percentages are based on 72,125,707 shares of common stock outstanding at March 29, 2006.

      (2) Confetti Enterprises is solely owned by Mr. Meriwether's wife, Collette Meriwether.

      (3) Mr Meriwether owns 16,942,436 shares in his own name; 60,000 shares that are in the name of Collette Meriwether, and 30,000 shares in the name of
C. Meriwether, Mr. Meriwether's wife; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 1,054,500 shares in the name of BC Ventures, a company that Mark Meriwether owns.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of April 15, 2005:

                                           Number and Percentage
Name and Address                        of Shares Beneficially Owned (1)
----------------                        --------------------------------

John B. Bates, Ph.D.                         18,059,706 - 25.0%
74 Rolling Links Blvd.
Oak Ridge, TN 37830

Mark Meriwether  (2)                         19,550,936 - 27.1%
3046 East Brighton Place
Salt Lake City, Utah 84121

      (1) Percentages are based on 72,125,707 shares of common stock outstanding at March 29, 2006.

      (2) Mr Meriwether owns 16,942,436 shares in his own name; Confetti Enterprises, which is solely owned by Mr. Meriwether' wife, owns 1,200,000 shares of our common stock; 60,000 shares that are in the name of Collette Meriwether, and 30,000 shares in the name of C. Meriwether, Mr. Meriwether's wife; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 1,054,500 shares in the name of BC Ventures, a company that Mark Meriwether owns.

Changes in Control.
-------------------

     We have no agreements that would result in a change of control of our Company.

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

Reports on Form 8-K.**
----------------------

          8-K Current Report, as amended, dated February 19, 2004, and filed with the Securities and Exchange Commission on February 24, 2004.**

          8-K Current Report, as amended, dated April 30, 2005, and filed with the Securities and Exchange Commission on May 7, 2005.**

          8-K Current Report, dated December 22, 2004, and filed with the Securities and Exchange Commission on January 6, 2005.**

          8-K Current Report, as amended, dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004.**

          8-K Current Report, dated March 22, 2005, and filed with the Securities and Exchange Commission on March 22, 2005.**

          8-K Current Report, dated December 12,2004, as amended, and filed with the Securities and Exchange Commission on May 16, 2005.**

          8-K Current Report dated August 11, 2005, and filed with the Securities and Exchange Commission on August 22, 2005.**

          8-K Current Report dated August 12, 2005, and filed with the Securities and Exchange Commission on September 1, 2005.**

          8-K Current Report dated November 15, 2005, as amended, and filed with the Securities and Exchange Commission on November 15, 2005.**

Exhibits*
Number
------
          (i)

23.1      Consent of Mantyla McReynolds, LLC.

23.2      Consent of Madsen & Associates

31        302 Certification of Mark Meriwether

32        906 Certification

          (ii)                                 Where Incorporated
                                              In This Annual Report
                                              ---------------------
S-8 Registration Statement filed March 24,       Part III, Item 8
2006**

     Exhibit No. 99.1: Amended and Restated
     Employment Agreement of Mark Meriwether**

S-8 Registration Statement filed December        Part I, Item 1
3, 2003**

     Exhibit No. 99.21: Amended and Restated
     Employment Agreement of John Bates**

8-K Current Report dated May 23, 2003, filed     Part II, Item 10
June 9, 2003**

Form 8-A Registration Statement filed            Part I, Item 1
August 10, 2002**

     Exhibit 3: Amended and Restated
     Articles of Incorporation**

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Oak Ridge by its principal accountants during the calendar years ended December 31, 2005 and 2004:


     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $5,000          $8,275

     Audit-related fees                $  800          $    0

     Tax fees                          $    0          $  250

     All other fees                    $    0          $    0
                                       ------          ------
     Total fees                        $5,800          $8,525

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

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 03/30/06                     By /s/ Mark Meriwether
                                   Mark Meriwether, President and Director


Date: 03/30/06                     By /s/ John B. Bates
                                   John B. Bates, Director and CTO

     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OAK RIDGE MICRO-ENERGY, INC.


Date: 03/30/06                     By /s/ Mark Meriwether
                                   Mark Meriwether, President/CEO and Director


Date: 03/30/06                     By /s/ John B. Bates
                                   John B. Bates, Director and CTO