Form 10QSB
period 2006-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2006-05-18
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2006
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
                                        ---     ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of March 31, 2006
       -----              --------------------------------

Common stock, $0.001                73,426,707

Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The condensed financial statements of Oak Ridge Micro-Energy, ("OKME") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in OKME's Annual Report on Form 10-KSB for the year ended December 31, 2005.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2006, are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                       Financial Statements
                           (Unaudited)
                          March 31, 2006

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                          Balance Sheet


                                                              March 31,
                                                                 2006
                                                            (Unaudited)
Assets
Current assets
     Cash and cash equivalents                              $ 1,107,111
                                                            -----------
Total Current Assets                                          1,107,111
                                                            -----------

Furniture, fixtures, equipment, net                             766,830
Intangible assets, net                                           12,671
Other long-term assets                                            2,200
                                                            -----------
Total Assets                                                $ 1,888,812
                                                            ===========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                       $    49,157
     Accrued liabilities-related parties                          1,541
                                                            -----------
Total Current Liabilities                                        50,698
                                                            -----------

Stockholders' Equity
  Common stock
    100,000,000 shares authorized at $0.001
    par value, 73,426,707 shares issued and
    outstanding at Mar 31, 2006                                  73,426
  Additional paid-in capital                                 17,199,303
  Deficit accumulated prior to development stage             (2,319,595)
  Accumulated Deficit during development stage              (13,115,019)
                                                            -----------
Total Stockholders' Equity                                    1,838,114
                                                            -----------
Total liabilities and stockholders' equity                  $ 1,888,812
                                                            ===========
   The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     INCOME STATEMENTS

                                       March 31, March 31, January 1, 1996 to
                                         2006       2005     March 31, 2006

Revenues                             $      538  $      -   $   118,004
                                     ----------  --------   -----------
Operating expenses:
     General and administrative       1,240,494   144,178     8,439,838
     Research and development            70,966    90,907     1,078,398
     Sales and marketing                      -         -         2,880
     Depreciation and amortization       44,229    41,124       440,139
                                     ----------  --------   -----------
Total operating expenses              1,355,689   276,209     9,961,255
                                     ----------  --------   -----------
Operating income (loss)              (1,355,151) (276,209)   (9,843,251)

Other income/expenses:
     Interest and other income            5,570     5,836        62,076
     Interest Expense                         -         -      (340,159)
     Loss on assets                           -         -    (4,608,767)
     Gain on Settlement of Debt               -         -     1,615,082
                                     ---------- ---------   -----------
Total other income/expense                5,570     5,836    (3,271,768)
                                     ---------- ---------   -----------
Net income (loss)                   $(1,349,581)$(270,373) $(13,115,019)
                                     ========== =========   ===========
Earnings (loss) per share
  Basic                             $     (0.02)$   (0.01)

Weighted average shares outstanding:
  Basic                             70,776,207  49,434,000
                                    ==========  ==========

   The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     CASH FLOW STATEMENTS

                                       March 31, March 31, January 1, 1996 to
                                         2006       2005     March 31, 2006


Operations
 Net income (loss)                  $ (1,349,581) $  (270,373)  $(13,115,019)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operations
  Changes in accounts payable             26,250      (44,533)       426,890
  Changes in deposits                          -            -         (2,200)
  Depreciation and amortization           44,229       41,124        440,139
  Issuance of common stock for
   expenses and contributed
   capital for expenses                1,219,000            -      6,961,907
  Loss on assets                               -            -      4,608,767
  Gain on settlement of debt                   -            -     (1,615,082)
                                    ------------  -----------   ------------
Net cash from operations                 (60,102)    (273,782)    (2,294,598)

Investing
  Additions to furniture, fixtures
   and equipment                         (64,925)           -     (1,192,411)
  Additions to intangible assets            (456)           -        (27,231)
                                    ------------  -----------   ------------
Net cash used for investing              (65,381)           -     (1,219,642)
                                    ------------  -----------   ------------
Financing
 Proceeds from stock issued                    -            -      4,621,351
                                    ------------  -----------   ------------
Net cash received from financing               -            -      4,621,351
                                    ------------  -----------   ------------
Net change in cash and cash
 equivalents                            (125,483)    (273,782)     1,107,111
Cash and cash equivalents,
 beginning of period                   1,232,594    1,866,034              -
                                    ------------  -----------   ------------
Cash and cash equivalents, end of
period                              $  1,107,111  $ 1,592,252   $  1,107,111
                                    ============  ===========   ============

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2006 (b) the results of operations for the three-month periods ended March 31, 2006 and 2005, (c) statement of changes to stockholders' equity, and (d) cash flows for the three-month periods ended March 31, 2006 and 2005. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 2005.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year.

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

During the first quarter of 2006, the Company issued 5,300,000 to members of the Board of Directors and attorneys. These shares were recorded at their estimated fair value of $1,219,000 and expensed during the three-month period ending March 31, 2006.

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements

Note 5   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 57% of the outstanding common stock.

During the first quarter of 2006, members of the board of directors were issued a combined 4,400,000 shares for general business services provided to the Company. The services were recorded at their estimated fair value of $1,012,000 and recognized as expense during the three-month period ending March 31, 2006.

The Company currently owes its' President and Chief Executive Officer, $1,541 for money loaned to the Company. This note is non-interest bearing and payable on demand.

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

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction. In furtherance of the Court's Preliminary Injunction and at a hearing held on Oak Ridge's Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until a final adjudication of Oak Ridge's legal action. The Court Order will be reduced to writing within seven days and is subject to review by counsel for the defendants.

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

Results of Operations.

Revenue.

The Company had revenue $538 from the sale of batteries during the first quarter of 2006.

Operating Expenses.

Research and development expenses in the first quarter of 2006 were $70,966, compared to $90,909 during the first quarter of 2005. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $1,240,494 in the first quarter of 2006, compared to $142,979 in the first quarter of 2005. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The majority of general and administrative expenses for period ended March 31, 2006 were from the issuance of common stock to various consultants and members of the Board of Directors, valued at $1,219,000. Minus expenses for stock issued, general and administrative expenses were $21,294.

Financial Condition.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2006 (b) the results of operations for the three-month periods ended March 31, 2006 and 2005, (c) statement of changes to stockholders' equity, and (d) cash flows for the three-month periods ended March 31, 2006 and 2005. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 2005.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss for operations of $1,349,581 for the three-month period ended March 31, 2006. However, cash on hand only decreased $125,483 during the first quarter of 2006. Cash on hand totaled $1,092,132. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 1,301,000 shares to an employee who was either an "accredited investor," or "sophisticated investor" who, by reason of education, business acumen, experience or other factors, was fully capable of evaluating the risks and merits of an investment in our Company; and the employee had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits.

Exhibits.

     31    302 Certification of Mark Meriwether

     32    906 Certification

     10-KSB Annual Report for the year ended December 31, 2005*

           * Incorporated by reference.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                       OAK RIDGE MICRO-ENERGY, INC.

Date: 5/18/06                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer