Form 10QSB
period 2006-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2006-08-21
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2006
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

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
                                        ---     ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of June 30, 2006
       -----              --------------------------------

Common stock, $0.001                74,200,707

Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                ---     ---

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2006, are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                          Balance Sheet


                                                               June 30,
                                                                 2006
                                                            (Unaudited)
Assets
Current assets
     Cash and cash equivalents                              $   993,469
                                                            -----------
Total Current Assets                                            993,469
                                                            -----------

Furniture, fixtures, equipment, net                             759,852
Intangible assets, net                                           11,392
Other long-term assets                                            2,200
                                                            -----------
Total Assets                                                $ 1,766,913
                                                            ===========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                       $    53,712
     Accrued liabilities-related parties                          6,241
                                                            -----------
Total Current Liabilities                                        59,953
                                                            -----------

Stockholders' Equity
  Common stock
    100,000,000 shares authorized at $0.001
    par value, 74,200,707 shares issued and
    outstanding at June 30, 2006                                 74,201
  Additional paid-in capital                                 17,325,278
  Deficit accumulated prior to development stage             (2,319,595)
  Accumulated Deficit during development stage              (13,372,924)
                                                            -----------
Total Stockholders' Equity                                    1,706,960
                                                            -----------
Total liabilities and stockholders' equity                  $ 1,766,913
                                                            ===========
   The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     INCOME STATEMENTS


                            Three Months           Six Months       January 1,
                              Ended                  Ended           1996 to
                             June 30,               June 30,         June 30,
                          2006       2005        2006     2005        2006

Revenues             $       -  $         - $      538 $        - $   118,004
                     ---------  ----------- ---------- ---------- -----------
Operating expenses:
     General and
     administrative    148,191    1,942,328  1,388,685  2,085,307   8,588,029
     Research and
     development        69,283       70,827    140,249    161,732   1,147,681
     Sales and marketing     -        1,740          -      2,940       2,880
     Depreciation and
     amortization       45,561       41,302     89,790     82,426     485,700
                     ---------  ----------- ---------- ---------- -----------
Total operating
expenses               263,035    2,056,197  1,618,724  2,332,405  10,224,290
                     ---------  ----------- ---------- ---------- -----------
Operating income
(loss)                (263,035)  (2,056,197)(1,618,186)(2,332,405)(10,106,286)

Other income/expenses:
     Interest and
     other income        5,130        5,700     10,700     11,536      67,206
     Interest Expense        -            -          -          -    (340,159)
     Loss on sale of
     assets                  -            -          -          -  (4,608,767)
     Gain on Settlement
     of Debt                 -            -          -          -   1,615,082
                     ---------  ----------- ---------- ---------- -----------
Total other income/
expense                  5,130        5,700     10,700     11,536  (3,266,638)
                     ---------  ----------- ---------- ---------- -----------
Net income (loss)    $(257,905) $(2,050,497)(1,607,486)(2,320,869)(13,372,924)
                     =========  =========== ========== ========== ===========
Earnings (loss) per share
  Basic              $   (0.01) $     (0.03)$    (0.02)$    (0.04)

Weighted average
shares outstanding:
  Basic             73,813,207   65,365,707 71,163,207 65,365,707
                    ==========   ========== ========== ==========

   The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     CASH FLOW STATEMENTS

                                       June 30,    June 30, January 1, 1996 to
                                         2006        2005      June 30, 2006

 Net Loss                            $ (1,607,486) $(2,320,869) $(13,372,924)
 Adjustments to reconcile net
 loss to net cash used for
 operations
  Increase/(decrease)_accounts payable     34,828      (92,254)      435,468
  Increase in accrued liabilities -
   related parties                            678            -           678
  Increase/(decrease) in deposits               -            -        (2,200)
  Depreciation and amortization            89,790       82,426       485,700
  Issuance of common stock for
   expenses and contributions to
   capital for expenses                1,345,750     1,901,340     7,088,657
  Loss on sale of assets                       -            -      4,608,767
  Gain on settlement of debt                   -            -     (1,615,082)
                                    ------------  -----------   ------------
Net cash used for operations            (136,440)    (429,357)    (2,370,936)

Investing
  Purchase of furniture, fixtures
   and equipment                        (102,229)      (1,189)    (1,229,715)
  Purchase of intangible assets             (456)           -        (27,231)
                                    ------------  -----------   ------------
Net cash used for investing             (102,685)      (1,189)    (1,256,946)
                                    ------------  -----------   ------------
Financing
 Proceeds from stock issued                    -       72,500      4,621,351
                                    ------------  -----------   ------------
Net cash from financing                        -       72,500      4,621,351
                                    ------------  -----------   ------------
Net change in cash and cash
 equivalents                            (239,125)    (358,046)       993,469
Cash and cash equivalents,
 beginning of period                   1,232,594    1,866,034              -
                                    ------------  -----------   ------------
Cash and cash equivalents, end of
period                              $    993,469  $ 1,507,988   $    993,469
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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2006 (b) the results of operations for the six-month period ended June 30, 2006 and 2005, (c) statement of changes to stockholders' equity, and (d) cash flows for the six-month period ended June 30, 2006 and 2005. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 2005.

The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of those to be expected for the entire year.

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

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements

During the second quarter of 2006, the Company issued 775,000 to various consultants and employees for services. The shares were recorded at there estimated fair value of $126,750 and expenses during the three-month period ending June 30, 2006.

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

The Company currently owes its President and Chief Executive Officer, $6,241 for money loaned to the Company. This note is non-interest bearing and payable on demand.

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

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements


adjudication of Oak Ridge's legal action. The Court Order will be reduced to writing within seven days and is subject to review by counsel for the defendants.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations.

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

Results of Operations.

Revenue.

The Company had revenue $538 from the sale of batteries during the six-month period ended June 30, 2006.

Operating Expenses.

Research and development expenses in the second quarter of 2006 were $69,283, compared to $70,827 during the second quarter of 2005. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $148,191 in the second quarter of 2006, compared to $1,942,328 in the second quarter of 2005. The significant drop in expenses is due to the fact the Company issued less stock for services. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The majority of general and administrative expenses for the period ended June 30, 2006, were from the issuance of common stock to various consultants and members of the Board of Directors, valued at $126,750. Minus expenses for stock issued, general and administrative expenses were $21,441.

Financial Condition.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2006 (b) the results of operations for the three-month and six-month periods ended June 30, 2006, and 2005, (c) statement of changes to stockholders' equity, and (d) cash flows for the six-month period ended June 30, 2006, and 2005. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 2005.

The results of operations for the three-month period ended June 30, 2006, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss for operations of $257,905 for the three-month period ended June 30, 2006. However, cash on hand only decreased $113,642 during the second quarter of 2006. Cash on hand totaled $993,469. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

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

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 1,301,000 shares to an employee who was either an "accredited investor," or "sophisticated investor" who, by reason of education, business acumen, experience or other factors, was fully capable of evaluating the risks and merits of an investment in our Company; and the employee had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and similar state exemptions.

We issued 200,000 shares for services at $0.20, valued at $40,500 and 575,000 shares for services at $0.15, valued at 86,250. These shares were issued to persons who were either an "accredited investor," or "sophisticated investor" who, by reason of education, business acumen, experience or other factors, was fully capable of evaluating the risks and merits of an investment in our Company; and these persons had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and similar state exemptions.

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

                                       OAK RIDGE MICRO-ENERGY, INC.

Date: 8/21/06                          By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer