Form 10QSB
period 2006-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2006-11-16
CIK 830483

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2006
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

       Class              Outstanding as of September 30, 2006
       -----              --------------------------------

Common stock, $0.001                74,200,707

Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The condensed financial statements of Oak Ridge Micro-Energy, ("OKME")included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in OKME's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2006, are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                          Balance Sheet


                                                           September 30,
                                                                 2006
                                                            (Unaudited)
Assets
Current assets
     Cash and cash equivalents                              $   891,253
                                                            -----------
Total Current Assets                                            891,253
                                                            -----------

Furniture, fixtures, equipment, net                             716,544
Intangible assets, net                                           10,113
Other long-term assets                                            2,200
                                                            -----------
Total Assets                                                $ 1,620,110
                                                            ===========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                       $    13,210
     Accrued liabilities-related parties                          1,242
                                                            -----------
Total Current Liabilities                                        14,452
                                                            -----------

Stockholders' Equity
  Common stock
    100,000,000 shares authorized at $0.001
    par value, 74,200,707 shares issued and
    outstanding at September 30, 2006                            74,201
  Additional paid-in capital                                 17,325,290
  Deficit accumulated prior to development stage             (2,319,595)
  Accumulated Deficit during development stage              (13,474,237)
                                                            -----------
Total Stockholders' Equity                                    1,605,659
                                                            -----------
Total liabilities and stockholders' equity                  $ 1,620,110
                                                            ===========
   The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     INCOME STATEMENTS


                            Three Months           Nine Months      January 1,
                              Ended                  Ended           1996 to
                             Sept 30,               Sept 30,         Sept 30,
                          2006       2005        2006     2005        2006

Revenues             $       -  $         - $      538 $        - $   118,004
                     ---------  ----------- ---------- ---------- -----------
Operating expenses:
     General and
     administrative     35,134       54,303  1,423,818  2,139,609   8,623,164
     Research and
     development        24,943       85,575    165,192    247,344   1,172,624
     Sales and marketing   310          (60)       310      2,880       3,190
     Depreciation and
     amortization       45,597       41,602    135,387    124,028     531,297
                     ---------  ----------- ---------- ---------- -----------
Total operating
expenses               105,984      181,420  1,724,708  2,513,861  10,330,275
                     ---------  ----------- ---------- ---------- -----------
Operating income
(loss)                (105,984)    (181,420)(1,724,170)(2,513,861)(10,212,271)

Other income/expenses:
     Interest and
     other income        4,672        6,513     15,371     18,049      71,878
     Interest Expense        -            -          -          -    (340,159)
     Loss on sale of
     assets                  -            -          -          -  (4,608,767)
     Gain on Settlement
     of Debt                 -            -          -          -   1,615,082
                     ---------  ----------- ---------- ---------- -----------
Total other income/
expense                  4,672        6,513     15,371     18,049  (3,261,966)
                     ---------  ----------- ---------- ---------- -----------
Net income (loss)    $(101,312)    (174,907)(1,708,799)(2,495,812)(13,474,237)
                     =========  =========== ========== ========== ===========
Earnings (loss) per share
  Basic              $   (0.01) $     (0.01)$    (0.02)$    (0.04)

Weighted average
shares outstanding:
  Basic             74,200,707   68,088,207 71,163,207 65,410,707
                    ==========   ========== ========== ==========

   The accompanying notes are an integral part of these financial statements

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                     CASH FLOW STATEMENTS

                                       Sept 30,    Sept 30, January 1, 1996 to
                                         2006        2005      Sept 30, 2006

 Net Loss                            $ (1,708,799) $(2,495,812) $(13,474,237)
 Adjustments to reconcile net
 loss to net cash used for
 operations
  Increase/(decrease)_accounts payable     (5,674)     124,028       394,979
  Increase in accrued liabilities -
   related parties                         (4,322)           -        (4,322)
  Increase/(decrease) in deposits               -            -        (2,200)
  Depreciation and amortization           135,387      (99,257)      531,297
  Issuance of common stock for
   expenses and contributions to
   capital for expenses                 1,345,762    1,927,001     7,088,657
  Loss on sale of assets                       -            -      4,608,767
  Gain on settlement of debt                   -            -     (1,615,082)
                                    ------------  -----------   ------------
Net cash used for operations            (237,646)    (544,040)    (2,472,141)

Investing
  Purchase of furniture, fixtures
   and equipment                        (103,240)      (4,546)    (1,230,726)
  Purchase of intangible assets             (456)      (4,790)       (27,231)
                                    ------------  -----------   ------------
Net cash used for investing             (103,696)      (9,336)    (1,257,957)
                                    ------------  -----------   ------------
Financing
 Proceeds from stock issued                    -       72,500      4,621,351
                                    ------------  -----------   ------------
Net cash from financing                        -       72,500      4,621,351
                                    ------------  -----------   ------------
Net change in cash and cash
 equivalents                            (341,341)    (480,876)       891,253
Cash and cash equivalents,
 beginning of period                   1,232,594    1,866,034              -
                                    ------------  -----------   ------------
Cash and cash equivalents, end of
period                              $    891,253  $ 1,385,158   $    891,253
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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2006 (b) the results of operations for the three and nine-month period ended September 30, 2006 and 2005, and (c) cash flows for the nine-month period ended September 30, 2006 and 2005. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

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

The Company currently owes its President and Chief Executive Officer, $1,241 for money loaned to the Company. This note is non-interest bearing and payable on demand.

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

                   OAK RIDGE MICRO-ENERGY, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements


final adjudication of Oak Ridge's legal action. The Court Order has been reduced to writing and substantially all of the shares that were the subject of such Court Order have been deposited with the Clerk of the said Court.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations.

Plan of Operation.

Oak Ridge Micro-Energy is developing a new, thin-film lithium battery technology for commercial, consumer, industrial, security and military use. The Company's corporate objective is to capitalize on delivering solutions for the world's micro-power needs.

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

The technology has evolved over the past decade at the Oak Ridge National Laboratories ("ORNL"), a U. S. Government laboratory in Oak Ridge, Tennessee. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. The Company is one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL who is now the Company's Chief Technology Officer and a member of its Board of Directors. The batteries must be substantially manufactured in the United States, under the Company's licensing agreement (the "Licensing Agreement"), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

The Company is developing prototype batteries using its current laboratory-scale hardware. The Company recently raised additional capital to acquire equipment to manufacture thin-film batteries for pilot production requirements. Prototype batteries will be delivered to a variety of potential clients who desire samples to evaluate for integration into their products. The Company will likely develop a relationship with a third party manufacturing partner when quantities dictate to preserve capital. Batteries will be shipped directly to the Company's customers, without the need for a distributor, in the short term. Until such time as our Company's prospective clients have evaluated prototypes and made commitments for commercial quantities of the Company's product, the Company intends to apply for revenue from U. S. Government grants and research contracts, like similar grants the Company has received from the Department of Defense. During fiscal 2006, the Company anticipates that it may have between one and four clients, and would expect that number to grow in future years, as applications and the availability of thin-film batteries increases. Dr. Bates and the Company's staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for the Company and our shareholders. Currently, the Company has made patent applications for an improved electrolyte; a new barrier coating to help the battery resist corrosion; to improve the performance of the battery; and to better protect the battery from natural elements.

The Company currently has three full-time employees and two part-time employees.

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

Results of Operations.

Revenue.

The Company had revenue $538 from the sale of batteries during the nine-month period ended September 30, 2006.

Operating Expenses.

Research and development expenses in the third quarter of 2006 were $24,943, compared to $85,575 during the third quarter of 2005. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $35,134 in the third quarter of 2006, compared to $54,303 in the third quarter of 2005. The significant drop in expenses is due to the fact the Company issued less stock for services. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.

Financial Condition.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2006 (b) the results of operations for the three and nine-month period ended September 30, 2006 and 2005, and (c) cash flows for the nine-month period ended September 30, 2006 and 2005. The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss for operations of $101,312 for the three-month period ended September 30, 2006. Cash on hand totaled $891,253. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

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

                                       OAK RIDGE MICRO-ENERGY, INC.

Date: 11/15/06                       By/s/Mark Meriwether
                                       --------------------------------------
                                       Mark Meriwether
                                       President, CEO, Secretary/Treasurer