Form 10KSB
period 2006-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2007-04-17
CIK 830483

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the calendar year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-50032

OAK RIDGE MICRO-ENERGY, INC.

(Name of Small Business Issuer in its Charter)

Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

275 Midway Lane

Oak Ridge, TN 37830

 (Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 556-9928

Not Applicable

 (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X (2) Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.) No X

State Issuer’s revenues for its most recent calendar year: December 31, 2006 - $538.

State the aggregate market value of the common voting stock of the Issuer held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: April 13, 2007 -

$6,571,770.40. There are approximately 41,073,565 shares of our common voting stock held by non-affiliates; the presented value is based upon the average of the bid and asked prices ($0.16) of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”).

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Applicable Only to Corporate Issuers

State the number of outstanding shares of each of the Issuer’s classes of common equity, as of the latest practicable date: February 22, 2007 - Common stock - 74,377,707 shares.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format No [X]

As used herein, the words and phrases “Oak Ridge Micro-Energy,” the “Registrant, “Company” or “Oak Ridge,” and “we,” “our,” “us” and similar words of import, shall be considered synonymous references to Oak Ridge Micro-Energy, Inc.

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business. 3

Item 2. Description of Property. 8

Item 3. Legal Proceedings. 8

Item 4. Submission of Matters to a Vote of Security Holders. 9

PART II 9

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities. 9

Market Information 9

Item 6. Management’s Discussion and Analysis or Plan of Operation. 11

Item 7. Financial Statements 12

Item 8(A)T. Controls and Procedures. 14

We have had no changes to our internal control over financial reporting during the period covered by this Annual Report. 14

Item 8(B). Other Information. 14

None. 14

PART III 14

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. 14

Item 10. Executive Compensation. 17

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. 19

Item 12. Certain Relationships and Related Transactions. 20

Item 13. Exhibits and Reports on Form 8-K. 20

Item 14. Principal Accountant Fees and Services. 21

Services and Fees 21

SIGNATURES 21

PART I

Item 1. Description of Business.

Business

Background summary.

We produce thin-film, solid-state batteries for industrial, government, and medical applications. Our thin-film battery is rechargeable, lithium-based, and the active battery layers are significantly thinner than common plastic wrap. Our batteries are intended for applications such as wireless smart sensors that operate in harsh environments, security cards, radio frequency identification (RFID) tags, semiconductor non-volatile memory chips, and implantable medical devices. The small size of this new battery technology will improve existing products and enable the development of many new products. Our fully packaged cells on ceramic substrates typically supplied to customers are 0.024” (0.62 mm) thick.

Thin-film rechargeable lithium and lithium-ion batteries in which the component layers are less than 5 micrometers (0.0002 inches) thick were developed by Dr. John B. Bates and his team of scientists and engineers from more than a decade of research at the Oak Ridge National Laboratory (ORNL). Dr. John B. Bates retired from ORNL and is now our Chief Technology Officer and a member of our Board of Directors. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The batteries must be substantially manufactured in the United States, under our licensing agreement (the “Licensing Agreement”), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

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

Thin-film lithium-ion batteries have the additional advantage of being unaffected by heating to over 280 degrees centigrade. Many integrated circuits or IC’s are assembled by the solder reflow or surface mount process, in which all of the electronic components are soldered on the board at the same time by heating to temperatures as high as 280 degrees C for a few minutes. Conventional batteries, such as coin or button cells, contain organic liquid electrolytes that cannot survive such temperatures, and therefore must be added to the circuits as a separate component, often manually.

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

Business Development Activities

Developments During the Year Ended December 31, 2006.

On February 7, 2006, our second patent was granted, “Long life thin film battery and method therefor”, U.S.6,994,933, with 21 claims related to a packaging method for thin film batteries.  A continuation in part of a patent pending dealing with an improvement on a new type of package for thin film batteries was filed in September, 2006.  We presently have two issued patents and two patents pending.  As announced on May 23, 2006, using our advanced packaging method and a new anode-cathode combination (the active battery components), we developed a prototype lithium-ion battery that can be cycled at a record high temperature of 170 degrees Celsius (338 degrees Fahrenheit). Conventional rechargeable lithium-ion batteries cannot be cycled at temperatures much above 60 degrees Celsius.  On September, 2006, we announced that, with our newly developed package, our standard lithium-ion batteries can withstand temperatures above 285 degrees Celsius (545 degrees Fahrenheit) in a discharged state, and therefore can meet the temperature requirements of a solder reflow assembly process recently mandated in the E.U. and China.

Developments During the Year Ended December 31, 2005

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

Developments During the Year Ended December 31, 2004

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

During 2004, our Company was awarded a patent, “Thin Film Battery and Electrolyte Therefor,” US 6,818,356 B1, with 22 claims. The claims relate to a range of compositions for a new thin-film lithium electrolyte, a method of making the electrolyte and a thin-film battery utilizing the new electrolyte. Our Company will continue to improve on the thin-film battery. With a full- fledged research facility in Oak Ridge, we expect to be an innovative leader in the micro-energy market.

On June 1, 2004, our Board of Directors authorized a three for one forward split of our common stock by dividend. See our 8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004, which is incorporated herein by reference. See Part III, Item 13. All computations herein take into account this forward split.

Developments During the Year Ended December 31, 2003

We exercised our right to acquire a non-exclusive Licensing Agreement of thin- film battery technology from the U.S. Department of Energy on January 9, 2003. Previously, we had held an option to license this technology, and based upon our independent development of additional technology, intellectual property and processes related to the thin-film battery, we exercised our option.

In January, 2003, we were awarded a contract with the Department of Defense to develop advanced battery materials. The program, funded through the Office of the Secretary of Defense, will develop new, nano-structured electrode materials for thin-film batteries. The $100,000 contract was a Phase I Small Business Innovative Research (“SBIR”) grant, with a Phase II potential of $750,000 that was awarded to another applicant.

Principal Products or Services and their Markets

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

Detailed Market Applications

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

Two decades ago, bar code technology revolutionized the way goods and merchandise were identified, priced and inventoried. However, bar code technology is limited in its application by the need for an unobstructed line- of-sight or physical contact between the bar code and the reader. Radio frequency identification eliminates this limitation. Active tags would contain circuitry that enables them to radio their location to a central receiver which would sort out the information as needed. Some tags require a very thin battery to power the devices contained within it.

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

Patents Issued

Patent number	6818356
Issue date	November 16, 2004
Description	The claims relate to a range of compositions for a new thin-film lithium electrolyte, a method of making the electrolyte and a thin-film battery utilizing the new electrolyte

Patent number	6994933
Issue date	February 7, 2006
Description	21 claims related to a packaging method for thin film batteries

Financial Outlook

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

We continue to develop projections of the market potential of our technology. In the event that we are successful in our efforts to commercialize thin-film batteries and advanced battery materials, a significant revenue stream is possible. The market for the overall lithium based rechargeable batteries is several billion dollars annually. While the share of that market which can be considered a “micro-battery” is currently small, several factors are stimulating the development of a business opportunity. The market for portable electronics devices, specifically card-like and miniature products, is expected to grow dramatically based on applications in supply chain management, national defense, homeland security and medicine.

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

Success in our Company’s prototyping activities will lead to revenues as new products are distributed across global markets. With the success of our current capitalization program, we expect to accomplish enough prototyping programs in the near future in order to identify and launch at least one commercial application in the near future. Certain critical cost/performance milestones must be met with suitable partners, applications and additional investment, for a successful commercial launch to occur.

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

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Presently, there are five other U.S. companies that have licenses for manufacturing thin-film batteries using the Department of Energy’s technology:

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Effect of Existing or Probable Governmental Regulations on Business

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

*our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

*our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

*we may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes- Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Penny Stock

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

*with a price of less than five dollars per share;

*that are not traded on a “recognized” national exchange;

*whose prices are not quoted on the NASDAQ automated quotation system; or

*in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

This procedure requires the broker/dealer to:

* get information about the investor’s financial situation, investment experience and investment goals;

* reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

* provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

* receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

Compliance with these requirements may make it harder for our stockholders to resell their shares.

Reporting Obligations

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

Small Business Issuer

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer. We are deemed to be a “small business issuer.”

Research and Development Costs During the Last Two Fiscal Years

We spent $195,069 and $298,604 in December 31, 2006, and 2005, respectively, on research and development.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

We currently have three full-time employees and two part-time employees.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

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

Dr. Bates’ prior association with the Oak Ridge National Laboratory allows us, through the ORNL Laboratory’s user program for corporations (also available to other licensees of the thin-film battery technology), to gain access to specialized equipment. This eliminates the need for us to purchase expensive equipment that is infrequently used but is critically important to our intended business. In addition to the personnel at ORNL, the city of Oak Ridge has a large talent pool of former and/or retired employees with special skills in chemistry, physics and materials characterization. These specialists can be hired as permanent or part-time employees or as consultants.

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

On August 27, 2004, we commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No. 040918223. We asserted claims against these individuals for violations of Utah’s Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract. We also sought a Preliminary and Permanent Injunction against defendants enjoining them from selling, transferring or otherwise encumbering any of the shares these individuals had obtained from us pending the outcome of the case. On September 1, 2004, we obtained a Temporary Restraining Order against Messrs. Rock, Goodell, Kohutka and Water & Gold enjoining those individuals, entities and their agents from attempting to sell, assign or encumber or selling, assigning or encumbering any Oak Ridge stock owned by them or their agents. On November 5, 2004, the defendants filed an Answer and Counterclaim against us and our President, Mark Meriwether, alleging violation of the Utah Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq. against Meriwether and Oak Ridge, and Breach of Contract against us. On December 21 and December 22, 2004, the Court held a Preliminary Injunction Hearing on our request to enjoin the defendants from transferring, selling or otherwise encumbering their shares pending the outcome of the case. After the two-day hearing in which evidence was presented by both sides, the Court issued Findings of Fact and Conclusions of Law. In its Findings, the Court determined that an injunction was appropriate. The Court specifically found that we had established a substantial likelihood of prevailing on the merits of our claims that Messrs. Rock, Kohutka, Goodell and Water & Gold violated Utah’s Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; that if the injunction was not issued, we would be irreparably harmed; that harm to us in the event an injunction was not issued would not outweigh any harm to Rock, Goodell, Kohutka and Water & Gold; and that the public interest would not be affected by the granting of the Preliminary Injunction. The Court also ordered us to post a $100,000 bond.

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction.

In furtherance of the Court’s Preliminary Injunction and at a hearing held on Oak Ridge’s Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until a final adjudication of Oak Ridge’s legal action. The Court Order was reduced to writing and the defendants have deposited substantially all of these shares with the Clerk of the Court. See our 8-K Current Report dated December 12, 2004, as amended, and filed with the Securities and Exchange Commission on May 16, 2005, as referenced in Part III, Item 13.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders during the year ended December 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol “OKME” as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2006 and 2005, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Stock Quotations

Period	High	Low
January 1, 2006 through March 31, 2006	$0.33	$0.13
April 1, 2006 through June 30, 2006	$.30	$0.11
July 1, 2006 through September 30, 2006	$0.16	$0.10
October 1, 2006 through December 31, 2006	$0.28	$0.12
January 1, 2005 through March 31, 2005	$0.60	$0.35
April 1, 2005 through June 30, 2005	$0.55	$0.25
July 1, 2005 through September 30, 2005	$0.37	$0.16
October 1, 2005 through December 31, 2005	$0.23	$0.11

Holders

The number of record holders of our common stock as of February 22, 2007, was approximately 517; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

There are no present material restrictions that limit our ability to pay dividends on common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, with the exception of the dividend by which we effected a three for one forward split in 2004, and do not intend to pay dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	N/A	N/A
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	None	N/A	N/A

Recent Sales of Unregistered Securities

During the last three years, we issued the following unregistered securities:

Common Stock Issued for	Number of Shares	Year
Issuance of common stock for services at $.42 per share	88,500	2003
Issuance of common stock for services at $.09 per share	8,640,000	2003
Sale of common stock at $.42 per share	195,060	2003
Issuance of common stock for services at $.40 per share	975,000	2003
Issuance of common stock for services at $0.11 per share	6,975,000	2004
Sale of common stock at $.42 per share	9,012,390	2004
Common stock issued for services at $.13 per share	9,490,071	2004
Common stock issued for services at $.15 per share	41,208	2004
Common stock issued for UT-Battelle license at $.42 per share	47,619	2004
Common Stock issued for services at $.11	64,614	2004
Issuance of common stock for services at $0.1114 per share to Board Members and Consultants*	5,040,000	2005
Sale of common stock at $0.42 per share to one person	30,000	2005
Sale of common stock at $0.20 per share to one person	300,000	2005
Issuance of common stock for services at $0.32 per share to an employee	75,000	2005
Issuance of common stock for services at $0.23	5,300,000	2006
Issuance of common stock for services at $0.20	200,000	2006
Issuance of common stock for services at $0.15	575,000	2006
Issuance of common stock for services at $0.18	177,000	2006

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions, and with respect to the foreign investors, pursuant to Regulation S of the Securities and Exchange Commission.

Use of Proceeds of Registered Securities.

 None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Oak Ridge Micro-Energy is developing a new, thin-film lithium battery technology for commercial, consumer, industrial, security and military use. Our corporate objective is to capitalize on delivering solutions for the world’s micro-power needs.

The battery is lithium-based and is manufactured to be thinner than common plastic wrap. Like the larger, traditional lithium batteries that power laptops and cell phones, this lithium battery is also rechargeable. Unlike traditional lithium batteries, the thin-film battery is intended for small, hi-tech, low power applications, some of which have not yet been developed or brought to market.

Current anticipated uses include “smart” credit cards, security cards, wireless sensors, radio frequency identification tags, chip memory backup and advanced drug delivery devices. Future applications will grow as the availability of thin-film batteries increases.

The technology has evolved over the past decade at the Oak Ridge National Laboratories (“ORNL”), a U. S. Government laboratory in Oak Ridge, Tennessee. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL who is now our Chief Technology Officer and a member of our Board of Directors.

The batteries must be substantially manufactured in the United States, under our licensing agreement (the “Licensing Agreement”), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

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

Until such time as our Company’s prospective clients have evaluated prototypes and made commitments for commercial quantities of our product, we intend to apply for revenue from U. S. Government grants and research contracts, like similar grants we have received from the Department of Defense. During fiscal 2007, we anticipate that we may have between one and four clients, and would expect that number to grow in future years, as applications and the availability of thin-film batteries increases. Dr. Bates and our staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for our Company and our shareholders. Currently, we have made patent applications for an improved electrolyte; a new barrier coating to help the battery resist corrosion; to improve the performance of the battery; and to better protect the battery from natural elements.

On August 27, 2004, we commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No. 040918223. We asserted claims against these individuals for violations of Utah’s Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract. We also sought and obtained a Preliminary and Permanent Injunction against the defendants enjoining them from selling, transferring or otherwise encumbering any of the shares these individuals had obtained from us pending the outcome of the case. We do not expect this case to have a material impact on our Company. See Part I, Item 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Calendar year ended December 31, 2006, compared to calendar year ended December 31, 2005.

Revenue

We had $538 in revenue in 2006, and no revenue for 2005.

Operating Expenses

Research and development expenses in the fiscal year of 2006 were $195,069, compared to $298,604 during the fiscal year of 2005. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $1,532,177 in the year ended 2006, compared to $2,178,737 in the fiscal year of 2005. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The majority of general and administrative expenses of the fiscal year of 2005 were from the issuance of common stock to various consultants and members of our Board of Directors, valued at $1,903,001.

Financial Condition

In the opinion of the management, the data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at December 31, 2006, and December 31, 2005; (b) the results of operations for the fiscal year ended December 31, 2006, and 2005; (c) statement of changes to stockholders’ equity for December 31, 2006; and (d) cash flows for the fiscal year ended December 31, 2006 and 2005.

Our Company incurred a net loss for operations of $1,886,830 for the fiscal year ended December 31, 2006. Cash on hand totaled $843,178. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the year ended December 31, 2006.

Forward-looking Statements

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, AND SPECIFICALLY UNDER THIS HEADING, ARE DEEMED BY OUR COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STOCKHOLDERS AND PROSPECTIVE STOCKHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THESE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD- LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF OUR COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF OUR COMPANY. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD- LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE OUR COMPANY TO ALTER OUR MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT OUR COMPANY’S RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY OUR COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF OUR COMPANY WILL BE ACHIEVED.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Oak Ridge Micro-Energy, Inc.

We have audited the accompanying balance sheet of Oak Ridge Micro-Energy, Inc.,(A Development Stage Company) as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception [January 1, 1996] to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2006 and the results of operations and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception [January 1, 1996] to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 13, 2007

OAK RIDGE MICRO-ENERGY, INC.
(Development Stage Company)
BALANCE SHEET

December 31, 2006

Assets
Current assets
Cash and cash equivalents	$ 843,178
Total current assets	843,178

Furniture, fixtures, equipment, net	673,070
Intangible assets, net	13,679
Other long-term assets	2,200
Total Assets	1,532,127

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	69,625
Accrued liabilities - related parties	3,191
Total current liabilities	72,816

Stockholders’ Equity
Common stock
100,000,000 shares authorized at $0.001 par value, 74,377,707 shares issued and outstanding at December 31, 2006	74,378
Additional paid-in capital	17,356,796
Deficit accumulated prior to development stage	(2,319,595)
Deficit accumulated during development stage	(13,652,268)
Total stockholders’ equity	1,459,311

Total liabilities and stockholders’ equity	$ 1,532,127

See Accompanying Notes to Financial Statements

OAK RIDGE MICRO-ENERGY, INC
(Development Stage Company)
STATEMENTS OF OPERATIONS

	December		Jan 1, 1996
	31		to Dec 31, 2006
	2006	2005
Revenues	$ 538	$ -	$ 118,004

Operating expenses:
General and administrative	1,532,177	2,178,737	8,731,521
Research and development	195,069	298,604	1,202,501
Sales and marketing	575	2,880	3,455
Depreciation and Amortization	181,271	165,735	577,181
Total operating expenses	1,909,092	2,645,956	10,514,658
Operating loss	(1,908,554)	(2,645,956)	(10,396,654)

Other income/(expenses)
Interest and other income	21,724	27,341	78,230
Interest expense	-	-	(340,159)
Loss of assets	-	-	(4,608,767)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expense)	21,724	27,341	(3,255,614)

Net loss	$(1,886,830)	$(2,618,615)	$(13,652,268)

Loss per share:
Basic	$ (0.03)	$ (0.04)

Weighted average shares outstanding:
Basic	73,901,707	65,403,207

See Accompanying Notes to Financial Statements

OAK RIDGE MICRO-ENERGY
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated Deficit
	Shares	Amount
Balance January 1, 1996	1,215,252	1,215	5,421,856	(2,319,595)
Issuance of common stock for services at $0.70	89,694	90	20,843	-
Net operating loss for the year ended December 31, 1996	-	-	-	(4,748,837)
Net operating loss for the year ended December 31, 1997	-	-	-	(111,272)
Net operating loss for the year ended December 31, 1998	-	-	-	(31,347)
Net operating loss for the year ended December 31, 1999	-	-	-	(31,347)
Issuance of common stock for services at $0.32	2,970,000	2,970	28,500	-
Issuance of common stock for expenses at $0.035	2,036,190	2,036	21,694	-
Issuance of common stock for payment of debt at $0.018	28,444,776	28,445	146,045	-
Issuance of common stock for retirement of preferred stock	233,106	233	32,962	-
Contributions to capital-expenses	-	-	15,000	-
Net operating profit for the year ended December 31, 2000	-	-	-	1,473,829
Return and cancellation of common stock	(12,000,000)	(12,000)	12,000	-
Issuance of common stock for payment of debt at $0.28	525,000	525	48,191	-
Issuance of common stock for cash at $2.00	60,000	60	39,940	-
Net operating loss for the year ended December 31, 2001	-	-	-	(116,761)
Issuance of common stock for all stock of Oak Ridge Micro-Energy	89,709	90	9,910	-
Issuance of common stock for cash - net of costs - at $2.37	1,800,018	1,800	1,386,200	-
Issuance of common stock for cash at $2.00	112,500	112	74,888	-
Issuance of common stock for services at $2.00	375,000	375	61,625	-
Net operating loss for the year ended December 31, 2002	-	-	-	(697,953)
Issuance of common stock for services at $0.39 average	10,041,501	10,041	1,297,249	-
Issuance of common stock for cash at $1.25	195,060	195	81,080	-
Net operating loss for the year ended December 31, 2003	-	-	-	(1,666,290)
Issuance of common stock for cash at $0.42 - $0.66	9,057,390	9,058	2,955,518	-

Issuance of common stock for services and expenses at average $0.13	17,387,892	17,388	2,318,094	-
Issuance of common stock for license at $0.42	47,619	48	19,952	-
Net operating loss for the year ended December 31, 2004	-	-	-	(3,216,846)
Issuance of common stock for services at $0.1114	5,040,000	5,040	1,897,961	-
Sale of common stock at $0.42	30,000	30	12,470	-
Sale of common stock at $0.20	300,000	300	59,700	-
Issuance of common stock for services at $0.32	75,000	75	23,925	-
Net operating loss for the year ended December 31, 2005	-	-	-	(2,618,616)
Issuance of common stock for services at $0.23	5,300,000	5,300	1,213,712	-
Issuance of common stock for services at $0.20	200,000	200	40,300
Issuance of common stock for services at $0.15	575,000	575	85,675
Issuance of common stock for services at $0.18	177,000	177	31,506
Net loss for period end December 31, 2006	-	-	-	(1,886,830)
Balance at December 31, 2006	74,377,707	74,378	17,356,796	(15,971,865)

See Accompanying Notes to Financial Statements

OAK RIDGE MICRO-ENERGY, INC.
(Development Stage Company)
CASH FLOW STATEMENTS

	Dec 31,	Dec 31,	Jan 1, 1996
	2006	2005	to Dec 31, 2006

Operations

Net Loss	$ (1,886,830)	$ (2,618,616)	$ (13,652,268)

Adjustments to reconcile net loss to net cash from operations
Increase/ (Decrease) in accounts payable	48,369	(168,624)	449,009
Increase in deposits	-	-	(2,200)
Depreciation & amortization	181,271	165,735	577,181
Issuance of common stock for expenses and contributions to capital for expenses	1,377,445	1,927,002	7,120,352
Loss on disposal of assets	-	-	4,608,767
Gain on settlement of debt	-	-	(1,615,082)
Net cash from operations	(279,745)	(694,503)	(2,514,241)

Investing
Purchases of furniture, fixtures and equipment	(104,115)	(4,546)	(1,231,601)
Increases to intangible assets	(5,556)	(6,891)	(32,331)
Net cash from investing	(109,671)	(11,437)	(1,263,932)

Financing
Proceeds from stock issued	-	72,500	4,621,351
Net cash from financing	-	72,500	4,621,351

Net change in cash and cash equivalents	(389,416)	(633,440)	843,178
Cash and cash equivalents, beginning of period	1,232,594	1,866,034	-
Cash and cash equivalents, end of period	843,178	1,232,594	843,178

Cash Paid for Taxes	$ -	$ -	$ -
Cash Paid for Interest	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

Note 1 – Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name “Vates Corp.”.  Since inception, the company has completed six name changes resulting in its present name.  With the 2002 acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”), the name of the Company was changed from Global Acquisitions, Inc.  The Company has changed the par value of its stock and effected four stock splits.  The accompanying financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

The Company became inactive after 1995 and is considered to be in the development stage after that date.  The Company’s principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.

Note 2 – Summary of Accounting Methods

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions

Revenue Recognition

Revenue is recognized as products are delivered to the customer.  That is, the arrangements of the sale are documented, the product is delivered to the customer, the pricing becomes final, and collectibility is reasonably assured.  Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire at various times through 2026.  No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.

Description	Balance	Tax	Rate
Net Operating Loss	$9,985,167	$3,394,957	34%
Valuation allowance		(3,394,954)	(34%)
Deferred tax asset		$0	0%

The valuation allowance has increased approximately $632,224 from $2,762,730 at December 31, 2005.  The increase is due to the benefits of current year net operating loss carry forwards.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

Years ended December 31,
	2006	2005
Federal statutory rate	35.0%	35.0%
Effect of:
State income taxes	0.0%	0.0%
Federal and State; and other	-35.0%	-35.0%
Effective tax rate	0.0%	0.0%

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

Cost	$ 1,225,193
Accumulated depreciation	$ 552,124
Depreciation expense for the period ended December 31, 2006	$ 175,901
Depreciation expense for the period ended December 31, 2005	$ 161,234

_

Long Lived-Assets

The Company periodically evaluates the economic lives of its long-lived assets and if there has been impairment in the value of the assets a loss would be recognized in the operating statement.

Patents Pending

Patent costs are capitalized for legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed when incurred. The patents are being amortized, once issued, on a straight-line basis over a 5-year life.

At December 31, 2006 the Company had capitalized patents subject to amortization of $31,132 net of $17,452 in accumulated amortization. All patent costs were assessed for impairment based on their estimated future cash flows and none were determined to have occurred during the years ended December 31, 2006, and 2005, respectively.  Amortization expense was $5,370 and $4,501 for the years ended December 31, 2006 and 2005, respectively.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.  Currently, there are no dilutive shares.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the federally insured amounts of $100,000.  The amount in excess of federally insured amounts as of December 31, 2006 is $740,808

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

SFAS 155 Accounting for Certain Hybrid Financial Instruments (February 2006)

This statements amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of January 1, 2007. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

SFAS 156 Accounting for Servicing of Financial Assets (March 2006)

This statement is an amendment of SFAS 140.  This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early.  The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

FIN No. 48 Accounting for Uncertainty in Income Taxes (July 2006)

Also known as Interpretation No. 48, this interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adoption of this interpretation.

SFAS 157 Fair Value Measurements (September 2006)

This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (September 2006)

This statement is an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

Note 3 – Technology License Agreement

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

2006 2007 2008 and thereafter	$ 20,000 $ 40,000 $ 60,000

Note 4- Purchase of all shares of Oak Ridge Micro-Energy, Inc.

On January 15, 2002 the Company acquired all of the outstanding stock of Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”) from its sole stockholder John B. Bates, PhD. in a forward triangular merger between our newly formed wholly-owned subsidiary and Oak Ridge Nevada. The shares of Oak Ridge Nevada were converted into and exchanged for approximately 29% of the post-acquisition outstanding stock after the cancellation of certain shares that were owned by Mark Meriwether, President and sole pre-acquisition director and executive officer, and as part of the acquisition on February 13, 2002 the Company changed its name to Oak Ridge Micro- Energy, Inc. On February 13, 2002 the subsidiary was merged into the parent.

Oak Ridge Nevada was organized under the laws of the state of Nevada on December 12, 2001 for the purpose of the commercializing the thin-film battery outlined in note 3. Oak Ridge Nevada has had no operations and its only asset was the license and royalty agreement outlined in note 3.

The acquisition has been recorded under the purchase method of reporting with no good will recognized.

Note 5 – Stockholders’ Equity

The Company’s only issued and authorized equity shares consisting of common stock, par value $0.001.  Effective June 1, 2004, the Company effected a one to three forward split of its outstanding common stock, while retaining the current par value of $0.001.  The accompanying financial statements have been prepared retroactively showing the after spilt effect with a par value of $0.001 since inception.

During the first quarter of 2006, the Company issued 5,300,000 shares to members of the Board of Directors and attorneys.  These shares were recorded at their estimated fair value of $1,219,000 and expensed during the three-month period ending March 31, 2006.

During the second quarter of 2006, the Company issued 775,000 shares to various consultants and employees for services.  The shares were recorded at their estimated fair value of $126,750 and expensed during the three-month period ending June 30, 2006.

During the fourth quarter of 2006, the Company issued 177,000 shares to an attorney for services.  These shares were recorded at their estimate fair value of $31,683 and expensed during the three-month period ending December 31. 2006.

Note 6 – Related Parties

Officers-directors and their families have acquired 45% of the outstanding common stock.

Of the shares issued during the first quarter of 2006, the Company issued 4,400,000 shares to members of the Board of Directors.  These shares were recorded at their estimated fair value of $1,022,000 and expensed during the three-month period ending March 31, 2006.

During the second quarter of 2006, the Company issued 25,000 shares to an employee.  These shares were recorded at their estimate fair value of $3,750.

The Company currently owes its’ President and Chief Executive Officer, $3,191 for money loaned to the Company.  This note is non-interest bearing and payable on demand.

Note 7 – Continuing Liabilities

The Company has an operating lease for its office space located in Oak Ridge, Tennessee. The rental expense for 2005 was $26,400 and for 2006 $26,400. Future minimum rental payments required under the non-cancelable operating lease follows:

Year ending December 31
2007 2008	26,400 26,400
2009	11,000

Note 8 – Legal Action

On August 27, 2004, Oak Ridge Micro-Energy, Inc. commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No. 040918223.   Oak Ridge asserted claims against these individuals for violations of Utah’s Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract.  Oak Ridge also sought a Preliminary and Permanent Injunction against defendants enjoining them from selling, transferring or otherwise encumbering any of the shares these individuals had obtained from Oak Ridge pending the outcome of the case.

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

On December 21 and December 22, 2004, the Court held a Preliminary Injunction Hearing on Oak Ridge’s request to enjoin the defendants from transferring, selling or otherwise encumbering their shares pending the outcome of the case.  After the two-day hearing in which evidence was presented by both sides, the Court issued Findings of Fact and Conclusions of Law.  In its Findings, the Court determined that an injunction was appropriate.  The Court specifically found that Oak Ridge had established a substantial likelihood of prevailing on the merits of its claims that defendants Rock, Goodell, Water & Gold and Kohutka violated Utah’s Uniform Securities Act, Utah Code Ann. Section 61-1-1; that if the injunction was not issued, Oak Ridge would be irreparably harmed; that the harm to Oak Ridge in the event an injunction was not issued would not outweigh any harm to Rock, Goodell, Kohutka and Water & Gold; and that the public interest would not be affected by the granting of the Preliminary Injunction.  The Court also ordered Oak Ridge to post a $100,000 bond.

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction.  In furtherance of the Court’s Preliminary Injunction and at a hearing held on Oak Ridge’s Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until a final adjudication of Oak Ridge’s legal action. The Court Order was reduced to writing and the defendants have deposited substantially all of these shares with the Clerk of the Court.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We were notified that effective January 30, 2004, that Sellers and Andersen, L.L.C., our former auditors, had merged with Ted Madsen, CPA to form Madsen & Associates, CPA’s, Inc. On February 19, 2004, our Board of Directors resolved to engage Madsen & Associates, CPA’s, Inc., Certified Public Accountants, of Salt Lake City, Utah, to audit our financial statements for the calendar year ended December 31, 2003. That firm also audited our financial statements for the calendar year ended December 31, 2004.

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

Item 8(A)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our

President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that h as materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We have had no changes to our internal control over financial reporting during the period covered by this Annual Report.

Item 8(B). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2006, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

John B. Bates, Ph.D.	President Director CEO CTO	01/15/02 01/15/02 01/15/02 03/31/02	01/31/02 * 03/31/02 *
Mark Meriwether	CEO President President Director Secretary Treasurer	03/31/02 02/14/01 03/31/02 02/14/01 02/14/01 02/14/01	* 01/15/02 * * * *

* These persons presently serve in the capacities indicated opposite their respective names.

Term of Office

The term of office of our current directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of our Board of Directors. The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience

Dr. John B. Bates, Ph.D.  Dr. Bates is 65 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years.  He recently left ORNL to work on needed further development of thin-film batteries with the goal of bringing commercializing the technology.  Dr. Bates is named as the inventor or co-inventor on 21 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries.  Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award.  Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

Mark Meriwether. Mr. Meriwether is 50 years of age, and for the past 19 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) of the Exchange Act

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

On April 4, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 3,600,000 shares of our common stock on March 31, 2006.

On April 12, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 400,000 shares of our common stock on April 7, 2006.

On September 14, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 276,500 shares of our common stock on September 7, 2006.

On September 14, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his sale of 150,000 shares of our common stock on September 8, 2006.

On October 12, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 180,000 shares of our common stock on October 6, 2006.

On October 12, 2006, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 100,000 shares of our common stock on October 11, 2006.

To the best knowledge of our management, all required reports of directors, executive officers and 10% stockholders required to be filed under Section 16(a) of the Exchange Act have been timely filed and no other report are presently required to be filed.

Code of Ethics

We have adopted a Code of Ethics, and it was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003. See Part III, Item 13.

Nominating Committee

We have not established a Nominating Committee because we believe that our two member Board of Directors is able to effectively manage the issues normally considered by a Nominating  Committee.

Audit Committee

We do not have an Audit Committee; however, we do not believe that the failure to have an Audit Committee is material, based upon our current operations.

Item 10. Executive Compensation.

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
John B. Bates, CTO and Director	12/31/06 12/31/05 12/31/04	$ 60,814 $120,000 $ 66,666	0 0 0	0 0 (2)	0 0 0	0 0 0	0 0 0	0 0 0	$ 60,814 $120,000 $ 66,666
Mark L. Meriwether President Sec/Treas. & Director	12/31/06 12/31/05 12/31/04	0 0 0	0 0 0	(1) (2)	0 0 0	0 0 0	0 0 0	$ 5,000 $ 3,000 $122,100	$ 5,000 $ 3,000 $122,100

(1) On March 24, 2006, pursuant to resolutions adopted by the Board of Directors and an S-8 Registration Statement that was filed on that date with the Securities and Exchange Commission, we issued 5,300,000 shares of its $0.001 par value common stock to three individuals pursuant to written compensation agreements at a price of $0.23 per share for gross aggregate compensation of $1,219,000. Mark Meriwether, our President, Secretary and a director, received 4,400,000 of these shares as a bonus under his Amended and Restated Employment Agreement with us. See Part III, Item 13.

(2) On May 20, 2004, our Board of Directors adopted resolutions to issue shares of “restricted securities” (common stock), as follows: 4,500,000 shares to Mark Meriwether, 2,250,000 shares effective May 14, 2004, and 2,250,000 shares at May 14, 2005; and 4,500,000 shares to John B. Bates, 2,250,000 shares effective May 14, 2004, and 2,250,000 shares at May 14, 2005. See our 8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004, and incorporated herein by reference. See Part III Item 13.

(3) On May 23, 2003, our Board of Directors resolved to issue Mark Meriwether 7,050,000 shares of our common stock that were “restricted

For information on the Amended and Restated Employment Agreements of Messrs. Meriwether and Bates, see Part III, Item 13.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John B. Bates
Mark L. Meriwether

Compensation of Directors

DIRECTOR COMPENSATION

                                                                                                                            _____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John B. Bates	$ 60,814						$ 60,814
Mark L. Meriwether	$ 5,000	(1)					$ 5,000

(1) On March 24, 2006, pursuant to resolutions adopted by the Board of Directors and an S-8 Registration Statement that was filed on that date with the Securities and Exchange Commission, we issued 5,300,000 shares of its $0.001 par value common stock to three individuals pursuant to written compensation agreements at a price of $0.23 per share for gross aggregate compensation of $1,219,000. Mark Meriwether, our President, Secretary and a director, received 4,400,000 of these shares as a bonus under his Amended and Restated Employment Agreement with us. See Part III, Item 13.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our Company’s common stock as of February 22, 2006:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	John B. Bates, Ph.D.	18,059,706	24.3%
Common Stock	Mark L. Meriwether	15,244,436(2)	20.5%

(1) Percentages are based on 74,377,707 shares of common stock outstanding at February 22, 2006.

(2) Mr. Meriwether owns 12,815,936 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 30,000 shares in the name of C. Meriwether, Mr. Meriwether’s wife; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 874,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 1,200,000 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of February 22, 2006:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	John B. Bates, Ph.D.	18,059,706	24.3%
Common Stock	Mark L. Meriwether	15,244,436(2)	20.5%

(1) Percentages are based on 74,377,707 shares of common stock outstanding at February 22, 2006.

(2) Mr. Meriwether owns 12,815,936 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 30,000 shares in the name of C. Meriwether, Mr. Meriwether’s wife; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; 874,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns, and 1,200,000 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Changes in Control

We have no agreements that would result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	N/A	N/A
Equity compensation plans not approved by security holders	None.	N/A	N/A

Total	None.	N/A	N/A

Item 12. Certain Relationships and Related Transactions.

Transactions with Related Persons

Except as indicated above under Part II, Items 5, 10 and 11, there were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Parents of the Issuer

None.

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Description
23	Consent of Mantyla McReynolds, LLC
31	302 Certification of Mark Meriwether
32	906 Certification

Where Incorporated In This Annual Report
S-8 Registration Statement filed March 24, 2006** Exhibit 99.1 Amended and Restated Employment Agreement of Mark Meriwether**	Part III, Item 8
S-8 Registration Statement file December 3, 2003** Exhibit 99.21: Amended and Restated Employment Agreement of John Bates**	Part I, Item 1
8-K Current Report dated May 23, 2003, filed June 9, 2003**	Part II, Item 10
Form 8-A Registration Statement filed August 10, 2002** Exhibit 3: Amended and Restated Articles of Incorporation**	Part I, Item 1
10-KSB Annual Report for the year ended December 31, 2003**	Part II, Item 9
8-K Current Report dated January 15, 2002, filed January 24, 2002**	Part II, Item 11
8-K Current Report dated January 6, 2001, filed February 14, 2001**	Part II, Item 11

* Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

Services and Fees

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2006, and 2005:

Fee Category	2006	2005
Audit Fees	$9823	$5,000
Audit-related Fees	$0	$800
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$9823	$5,800

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do not require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 17, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	April 17, 2007	By:	/s/John B. Bates
John B. Bates, CTO and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 17, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	April 17, 2007	By:	/s/John B. Bates
John B. Bates, CTO and Director