Form 10QSB
period 2007-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2007-05-15
CIK 830483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-50032

OAK RIDGE MICRO-ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

275 Midway Lane

Oak Ridge, TN 37830

(Address of Principal Executive Offices)

(801) 556-9928

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 31, 2007 - 74,377,707 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OAK RIDGE MICRO-ENERGY, INC.
(Development Stage Company)
CONDENSED BALANCE SHEET

March 31, 2007
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 792,071
Total current assets	792,071

Furniture, fixtures, equipment, net	628,720
Intangible assets, net	12,145
Prepaid expenses	2,950
Other long-term assets	2,200
Total Assets	1,438,086

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	64,163
Accrued liabilities - related parties	1,053
Total current liabilities	65,216

Stockholders' Equity
Common stock
100,000,000 shares authorized at $0.001 par value, 74,377,707 shares issued and outstanding at March 31, 2007	74,378
Additional paid-in capital	17,356,796
Deficit accumulated prior to development stage	(2,319,595)
Deficit accumulated during development stage	(13,738,709)
Total stockholders' equity	1,372,870

Total liabilities and stockholders' equity	$ 1,438,086

See accompanying notes to the financial statements.

OAK RIDGE MICRO-ENERGY, INC
(Development Stage Company)
CONDENSED INCOME STATEMENTS

			From Inception
	For the Three Months Ended		(Jan 1, 1996)
	March 31		to Mar 31, 2007
	2007	2006
Revenues	$ -	$ 538	$ 118,004

Operating expenses:
General and administrative	19,221	1,240,494	8,750,742
Research and development	28,134	70,966	1,230,635
Sales and marketing	530	-	3,985
Depreciation and amortization	45,884	44,229	623,065
Total operating expenses	93,769	1,355,689	10,608,427
Operating income / (loss)	(93,769)	(1,355,151)	(10,490,423)

Other income/(expenses):
Interest and other income	7,329	5,570	85,559
Interest expense	-	-	(340,159)
Loss of assets	-	-	(4,608,767)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expense)	7,329	5,570	(3,248,285)

Net loss	$ (86,440)	$ (1,349,581)	$ (13,738,708)

Loss per share:
Basic and diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding:
Basic	74,377,707	70,776,207

See accompanying notes to the financial statements.

OAK RIDGE MICRO-ENERGY, INC.
(Development Stage Company)
CONDENSED CASH FLOW STATEMENTS
			From Inception
	March 31,	March 31,	(Jan 1, 1996)
	2007	2006	to Mar 31, 2007
Operations

Net income / (loss)	$ (86,440)	$(1,349,581)	$(13,738,708)

Adjustments to reconcile net income / (loss) to net cash provided by operations
Increase/(decrease) in accounts payable	(7,601)	26,250	441,408
(Increase) in prepaid expenses	(2,950)	-	(2,950)
Depreciation & amortization	45,884	44,229	623,065
Issuance of common stock for expenses and contributions to capital for expenses	-	1,219,000	7,120,352
Loss on disposal of assets	-	-	4,608,767
Gain on settlement of debt	-	-	(1,615,082)
Net cash from operations	(51,107)	(60,102)	(2,563,148)

Investing
Increase in deposits	-	-	(2,200)
Additions to furniture, fixtures and equipment	-	(64,925)	(1,231,601)
Additions to intangible assets	-	(456)	(32,331)
Net cash used for investing	-	(65,381)	(1,266,132)

Financing
Proceeds from stock issued	-	-	4,621,351
Net cash received from financing	-	-	4,621,351

Net change in cash and cash equivalents	(51,107)	(125,483)	792,071
Cash and cash equivalents, beginning of period	843,178	1,232,594	-
Cash and cash equivalents, end of period	792,071	1,107,111	792,071

Cash paid for taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

See accompanying notes to the financial statements.

OAK RIDGE MCIRO-ENERGY, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2007 (b) the results of operations for the three- month periods ended March 31, 2007 and 2006, and (c) cash flows for the three-month periods ended March 31, 2007 and 2006.  The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

Note 2   Basic net loss per share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits.  The Company does not currently have any outstanding options, warrants, convertible preferred stock, and/or convertible debt.

Note 3   Technology Licensing Agreement

The Company owns a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC.  The license pertains to rechargeable thin- film lithium batteries.  The initial payment was made in 2002 for $10,000.  A second payment of $10,000 was made in the first quarter of 2003.  Additional payments of $40,000 and $20,000 in common stock based upon market value, which at the time of issuance equaled 47,619 shares of common stock were paid during the third quarter of 2004.  An additional payment of $5,000 was made during the first quarter of 2007.

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

OAK RIDGE MCIRO-ENERGY, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 45% of the outstanding common stock.

As of March 31, 2007, the Company owed its President and Chief Executive Officer, $1,053 for money loaned to the Company.  This note is non-interest bearing and payable on demand.

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

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction.  In furtherance of the Court's Preliminary Injunction and at a hearing held on Oak Ridge's Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until final adjudication of Oak Ridge's legal action.  The Court Order has been reduced to writing and substantially all of the shares that were the subject of such Court Order have been deposited with the Clerk of the said Court.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Oak Ridge Micro-Energy is developing a new, thin-film lithium battery technology for commercial, consumer, industrial, security and military use. Our corporate objective is to capitalize on delivering solutions for the world’s micro-power needs.

The battery is lithium-based and the active layers are thinner than common plastic wrap. Like the larger, traditional lithium batteries that power laptops and cell phones, this lithium battery is also rechargeable. Unlike traditional lithium batteries, the thin-film battery is intended for small, hi-tech, low power applications, some of which have not yet been developed or brought to market.

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

We are developing prototype batteries using our  pilot production equipment. Prototype batteries will be delivered to a variety of potential clients who desire samples to evaluate for integration into their products. We will likely develop a relationship with a third party manufacturing partner when quantities dictate to preserve capital.  Dr. Bates and our staff will continue to advance thin-film technology, which will result in the creation of an intellectual property portfolio for our Company and our shareholders. Currently, we have two issued patents and two patents pending related to new thin film electrolytes and packaging processes.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

First quarter ended March 31, 2007, compared to first quarter ended March 31, 2006.

Revenue

For the quarter ended March 31, 2007, the Company had no revenue. For the quarter ended March 31, 2006, the Company recognized $538 in revenue.

Operating Expenses

Research and development expenses in the first quarter of 2007 were $28,134, compared to $70,966 during the first quarter of 2006. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $19,221 in the first quarter of 2007, compared to $1,240,494 in the first quarter of 2006. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The significant decrease in general and administrative expenses is due to the fact the Company did not issue any additional stock for expenses during the first quarter of 2007.

Financial Condition

In the opinion of the management, the data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2007 (b) the results of operations for the three-month periods ended March 31, 2007 and 2006, and (c) cash flows for the three-month periods ended March 31, 2007 and 2006.  The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss for operations of $86,440 for the first quarter of 2007. Cash on hand totaled $792,071. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-balance sheet arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2007.

Forward Looking Statements.

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

Item 3(a)T. Controls and Procedures.

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

Changes in internal control over financial reporting

We had no changes in internal control over financial reporting during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction.  In furtherance of the Court's Preliminary Injunction and at a hearing held on Oak Ridge's Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until final adjudication of Oak Ridge's legal action.  The Court Order has been reduced to writing and substantially all of the shares that were the subject of such Court Order have been deposited with the Clerk of the said Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the quarter ended March 31, 2007.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2007 through January 31, 2007	None	None	None	None
Month #2 February 1, 2007 through February 28, 2007	None	None	None	None
Month #3 March 1, 2007 through March 31, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31	302 Certification of Mark Meriwether
32	906 Certification

S-8 Registration Statement filed March 24, 2006** Exhibit 99.1 Amended and Restated Employment Agreement of Mark Meriwether**
S-8 Registration Statement file December 3, 2003** Exhibit 99.21: Amended and Restated Employment Agreement of John Bates**
8-K Current Report dated May 23, 2003, filed June 9, 2003**
Form 8-A Registration Statement filed August 10, 2002** Exhibit 3: Amended and Restated Articles of Incorporation**
10-KSB Annual Report for the year ended December 31, 2003**
8-K Current Report dated January 15, 2002, filed January 24, 2002**
8-K Current Report dated January 6, 2001, filed February 14, 2001**

* Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE MICRO-ENERGY, INC.

Date:	May 15, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	May 15, 2007	By:	/s/John B. Bates
John B. Bates, CTO and Director