Form 10QSB
period 2007-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2007-08-14
CIK 830483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: June 30, 2007 - 74,377,707 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Oak Ridge Micro-Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheet

	June 30, 2007	December 31, 2006
Assets	(unaudited)	(audited)
Current Assets
Cash	$ 750,133	$ 843,178
Total Current Assets	750,133	843,178

Fixed Assets
Furniture, Fixtures and Equipment - net	584,399	673,070
Intangible Assets - net	10,612	13,679
Other Long-Term Assets	2,200	2,200

Total Assets	$ 1,347,344	$ 1,532,127

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	61,927	69,625
Accrued Liabilities	15,000	3,191
Accrued Liabilities - Related Parties	7,353	0
Total Liabilities	84,280	72,816

Shareholders’ Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,377,707 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	74,378	74,378
Additional Paid in Capital	17,356,796	17,356,796
Deficit Accumulated Prior to Development Stage	(2,319,595)	(2,319,595)
Deficit Accumulated During Development Stage	(13,848,515)	(13,652,268)
Total Shareholders’ Equity	1,263,064	1,459,311

Total Liabilities and Equity	$ 1,347,344	$ 1,532,127

Oak Ridge Micro-Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Six Months Ended		From Inception January 1, 1996 to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$ -	$ -	$ -	$ 538	$ 118,004

Operating Expenses
General and Administrative	43,434	148,191	62,655	1,388,685	8,794,176
Research and Development	28,258	69,283	56,392	140,249	1,258,893
Sales and Marketing	-	-	530	-	3,985
Depreciation and Amortization	45,855	45,561	91,738	89,790	668,919
Operating Income/(Loss)	(117,547)	(263,035)	(211,315)	(1,618,186)	(10,607,969)

Other Income/(Expenses)
Interest and Other Income	7,739	5,130	15,068	10,700	93,298
Interest Expense	-	-	-	-	(340,159)
Loss of Assets	-	-	-	-	(4,608,767)
Gain on Settlement of Debt	-	-	-	-	1,615,082
Total Other Income/(Expenses)	7,739	5,130	15,068	10,700	(3,240,546)

Net Loss	$ (109,808)	$ (257,905)	$ (196,247)	$ (1,607,486)	$ (13,848,515)

Average Common Shares Outstanding	74,377,707	73,813,207	74,377,707	71,163,207
Loss Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Oak Ridge Micro-Energy, Inc.
(A Development Stage Company)
Condensed Cash Flow Statements

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	From Inception January 1, 1996 to June 30, 2007
Cash Flow from Operating Activities
Net Income/(Loss)	(196,247)	(1,607,486)	(13,848,515)
Adjustments to reconcile net loss to net cash from operating activities
Increase/(Decrease) in Accounts Payable	(7,699)	34,828	441,310
Increase/(Decrease) in Accrued Liabilities	19,163	678	19,163
Increase/(Decrease) in Deposits	-	-	(2,200)
Depreciation and Amortization Expense	91,738	89,790	668,919
Issuance of Common Stock for Expenses and Contributions	-	1,345,750	7,120,352
Loss on Disposal of Assets	-	-	4,608,767
Gain on Settlement of Debt	-	-	(1,615,082)
Net Cash Provided by Operating Activities	(93,045)	(136,440)	(2,607,286)

Cash Flow from Investing Activities
Purchase of Equipment	-	(102,229)	(1,231,601)
Purchase of Intangible Assets	-	(456)	(32,331)
Net Cash Provided by Investing Activities	-	(102,685)	(1,263,932)

Cash Flow from Financing Activities
Proceeds from Stock Issued	-	-	4,621,351
Net Cash Used in Financing Activities	-	-	4,621,351

Net Increase/(Decrease) in Cash and Equivalents	(93,045)	(239,125)	750,133
Cash and Equivalents, Beginning of Period	843,178	1,232,594
Cash and Equivalents, End of Period	$ 750,133	$ 993,469	$ 750,133
Supplement Cash Flow Information:
Cash Paid for Taxes	$ -	$ -	$ -
Cash Paid for Interest	$ -	$ -	$ -

OAK RIDGE MICRO-ENERGY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1   Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986, under the laws of the state of Colorado, with the original name “Vates Corp.”  Since inception, the Company has completed six name changes resulting in its present name.  With the 2002 acquisition of Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”), its former wholly-owned subsidiary that was dissolved in 2007, the name of the Company was changed from “Global Acquisitions, Inc.” to “Oak Ridge Micro-Energy, Inc.”  The Company has changed the par value of its stock and effected four stock splits (see note 4).  The accompanying financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

The Company became inactive after 1995 and is considered to be in the development stage after that date.  The Company’s principal operation is the further development and commercialization of its rechargeable thin-film lithium battery technology.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2007; (b) the results of operations for the three- month and six-month periods ended June 30, 2007 and 2006; and (c) cash flows for the six-months periods ended June 30, 2007, and 2006.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three-and six month period ended June 30, 2007, are not necessarily indicative of those to be expected for the entire year.

Note 2   Basic Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of common shares outstanding, after the stock splits.  The Company does not currently have any outstanding options, warrants, convertible preferred stock and/or convertible debt.

Note 3   Technology Licensing Agreement

The Company owns a non-exclusive license from the Department of Energy through their licensor, UT Battelle LLC.  The license pertains to rechargeable thin-film lithium batteries.  The initial payment was made in 2002 for $10,000.  A second payment of $10,000 was made in the first quarter of 2003.  Additional payments of $40,000 and $20,000 in common stock based upon market value, which at the time of issuance equaled 47,619 shares of common stock were paid during the third quarter of 2004.  An additional payment of $5,000 was made during the first quarter of 2007.  The Company still owes an additional $15,000.

An incremental royalty fee of five percent applies to all net sales of products incorporating the licensed technology.

Note 4   Stockholders’ Equity

The Company’s only issued and authorized equity shares consist of common stock, par value $0.001.  Effective June 1, 2004, the Company effected a one to three forward split of its outstanding common stock, while retaining the current par value of $0.001.  The accompanying financial statements have been prepared retroactively showing the after spilt effect with a par value of $0.001 since inception.

OAK RIDGE MICRO-ENERGY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5   Related Parties

Officers-directors (and their families) and their controlled entities have acquired 45% of the outstanding common stock.

As of June 30, 2007, the Company owed its President and Chief Executive Officer, $7,353 for money loaned to the Company.  This note is non-interest bearing and payable on demand.

Note 6   Subsequent Event

On July 26, 2007, Oak Ridge Micro-Energy, Inc., (the “Company”) settled its lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka, (the “Defendants”), which was commenced on August 27, 2004, resulting in all shares that were subject to the preliminary injunction to be immediately returned to the Company, subject to satisfaction of the Company’s attorney fee liens on the shares.  As of this filing, the shares remain in the custody of the court.  The Company and the Defendants also compromised all claims each had against the other; and the earlier orders finding violations by the Defendants of applicable securities laws, rules or regulations were vacated.  See the Company’s initial 8-K Current Report dated December 22, 2004, which was filed with the Securities and Exchange Commission on January 6, 2005.  Details of the case are as follows:

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

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction.  In furtherance of the Court’s Preliminary Injunction and at a hearing held on Oak Ridge’s Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water &

OAK RIDGE MICRO-ENERGY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until final adjudication of Oak Ridge’s legal action.  The Court Order has been reduced to writing and substantially all of the shares that were the subject of such Court Order have been deposited with the Clerk of the said Court.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

For the quarters ended June 30, 2007, and June 30, 2006, the Company had no revenue.

Operating Expenses

Research and development expenses in the second quarter of 2007 were $28,258, compared to $69,283 during the second quarter of 2006. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $43,434 in the second quarter of 2007, compared to $148,191 in the second quarter of 2006.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  During the first six months of 2007, the General and Administrative expenses decreased to $62,655 compared to $1,388,685 during the first six months of 2006. The significant decrease is due to the fact the Company did not issue or expense any common stock for expenses or services during the first six months of 2007.

Financial Condition

In the opinion of the management, the data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2007; (b) the results of operations for the three and six-months periods ended June 30, 2007 and 2006; and (c) cash flows for the six-month period ended June 30, 2007, and 2006.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three-month period ended June 30, 2007, are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss for operations of $109,808 for the second quarter of 2007 and a net loss of $196,247 for the first six months of 2007. Cash on hand totaled $750,133. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2007.

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarter ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 6   Subsequent Event” of our financial statements that accompany this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the quarter ended June 30, 2007.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	August 14, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	August 14, 2007	By:	/s/John B. Bates
John B. Bates, CTO and Director