Form 10QSB
period 2007-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2007-11-19
CIK 830483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: September 30, 2007 - 72,591,644 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Oak Ridge Micro-Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheet

	September 30, 2007	December 31, 2006
Assets	(unaudited)	(audited)
Current Assets
Cash	$ 683,721	$ 843,178
Total Current Assets	683,721	843,178

Fixed Assets
Furniture, Fixtures and Equipment - net	541,252	673,070
Total Fixed Assets	541,252	673,070

Other Assets
Intangible Assets - net	9,078	13,679
Other Long-Term Assets	2,200	2,200
Total Other Assets	11,278	15,879

Total Assets	$ 1,236,251	$ 1,532,127

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	26,290	69,625
Accrued Liabilities	15,000	0
Accrued Liabilities - Related Parties	47,253	3,191
Total Liabilities	88,543	72,816

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 72,591,644 and 74,377,707 issued and outstanding for September 30, 2007 and December 31, 2006, respectively	72,592	74,378
Additional Paid in Capital	17,494,828	17,356,796
Deficit Accumulated Prior to Development Stage	(2,319,595)	(2,319,595)
Deficit Accumulated During Development Stage	(14,100,117)	(13,652,268)
Total Shareholders' Equity	1,147,708	1,459,311

Total Liabilities and Equity	$ 1,236,251	$ 1,532,127

See accompanying notes to Financial Statements

Oak Ridge Micro-Energy, Inc.
(A Development Stage Company)
Condensed Statement of Operations

	Three Months Ended		Nine Months Ended		From Inception Jan 1, 1996 to Sept 30, 2007
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Revenues	$ -	$ -	$ -	$ 538	$ 118,004

Operating Expenses
General and Administrative	184,062	35,134	246,717	1,423,818	8,978,238
Research and Development	29,482	24,943	85,874	165,192	1,288,375
Sales and Marketing	240	310	770	310	4,225
Depreciation and Amortization	44,680	45,597	136,418	135,387	713,599
Total operating expenses	258,464	105,984	469,779	1,724,708	10,984,437

Operating (Loss)	(258,464)	(105,984)	(469,779)	(1,724,170)	(10,866,433)

Other Income/(Expenses)
Interest and Other Income	6,862	4,672	21,930	15,371	100,160
Interest Expense	-	-	-	-	(340,159)
Loss of Assets	-	-	-	-	(4,608,767)
Gain on Settlement of Debt	-	-	-	-	1,615,082
Total Other Income/(Expenses)	6,862	4,672	21,930	15,371	(3,233,684)

Net Loss	$ (251,602)	$ (101,312)	$ (447,849)	$ (1,708,799)	$ (14,100,117)

Loss Per Share - Basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Average Common Shares Outstanding	73,921,269	74,200,707	74,226,122	71,163,207

See accompanying notes to Financial Statements

Oak Ridge Micro-Energy, Inc.
(A Development Stage Company)
Condensed Cash Flow Statements

	For the Nine Months Ended Sept. 30, 2007	For the Nine Months Ended Sept. 30, 2006	From Inception January 1, 1996 to June 30, 2007
Cash Flow from Operating Activities
Net Income/(Loss)	$ (447,849)	$(1,708,799)	$ (14,100,117)
Increase/(Decrease) in Accounts Payable	(43,335)	(5,674)	405,674
Increase/(Decrease) in Accrued Liabilities	59,063	(4,322)	59,068
Increase/(Decrease) in Deposits	-	-	(2,200)
Depreciation and Amortization Expense	136,418	135,387	713,599
Issuance of Common Stock for Expenses and Contributions	136,246	1,345,762	7,256,593
Loss on Disposal of Assets	-	-	4,608,767
Gain on Settlement of Debt	-	-	(1,615,082)
Net Cash from Operating Activities	(159,457)	(237,646)	(2,673,698)

Cash Flow from Investing Activities
Purchase of Equipment	-	(103,240)	(1,231,601)
Purchase of Intangible Assets	-	(456)	(32,331)
Net Cash from Investing Activities	-	(103,696)	(1,263,932)

Cash Flow from Financing Activities
Proceeds from Stock Issued	-	-	4,621,351
Net Cash from Financing Activities	-	-	4,621,351

Net Increase/(Decrease) in Cash and Equivalents	$ (159,457)	$ (341,341)	$ 683,721
Cash and Equivalents, Beginning of Period	843,178	1,232,594	-
Cash and Equivalents, End of Period	$ 683,721	891,253	$ 683,721
Supplemental Cash Flow Information:
Cash Paid for Taxes	$ -	$ -	$ -
Cash Paid for Interest	$ -	$ -	$ -

See accompanying notes to Financial Statements

Oak Ridge Micro-Energy, Inc.

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2007 (b) the results of operations for the three- month and nine-month periods ended September 30, 2007 and 2006, and (c) cash flows for the  nine-month periods ended September 30, 2007 and 2006.  The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year.

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

As of September 30, 2007, the Company owed its President and Chief Executive Officer, $47,253 for money loaned to the Company.  This note is non-interest bearing and payable on demand.

Note 6   Lawsuit

On July 26, 2007, Oak Ridge Micro-Energy, Inc., (the “Company”) settled its lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka, (the “Defendants”), which was commenced on August 27, 2004, resulting in all shares that were subject to the preliminary injunction to be immediately returned to the Company.  The Company and the Defendants also compromised all claims each had against the other; and the earlier orders finding violations by the Defendants of applicable securities laws, rules or regulations were vacated.  See the Company’s initial 8-K Current Report dated December 22, 2004, which was filed with the Securities and Exchange Commission on January 6, 2005.  Of the 4,744,800 shares were subject to litigation, 2,840,880 were transferred to attorneys for legal fees expensed at $150,000, 117,857 were transferred to consultants and expensed at $6,246 and 1,786,063 were returned to treasury.  Of the 4,744,800 shares that were subject to litigation, 2,840,880 were transferred to attorneys valued at approximately $.05/share to cover legal fees of $150,000, 117,857 were transferred to consultants valued at approximately $.05/share to cover consulting fees of $6,246 and 1,786,063 were cancelled.

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

On August 27, 2004, we commenced an action against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffrey Kohutka in the Third Judicial District Court, State of Utah, County of Salt Lake, Case No. 040918223. We asserted claims against these individuals for violations of Utah’s Uniform Securities Act, Utah Code Ann. Section 61-1-1 et seq.; Fraudulent Inducement and Conspiracy to Defraud; Misappropriation and conversion; and Breach of Contract. The Company settled its lawsuit Oak Ridge Micro-Energy vs. Timothy Rock, Andrew Goodell, Water & Gold Inc. and Jeffery Kohutka.  All shares that were subject to the preliminary injunction were returned to the Company and the earlier orders finding violations by the defendants were vacated.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

For the quarter ended September 30, 2007, the Company had no revenue.

Operating Expenses

Research and development expenses for the three months ended September 30, 2007 were $29,482, compared to $24,943 for the three months ended September 30, 2006. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.

General and Administrative expenses were $184,062 in the third quarter of 2007, compared to $35,134 in the third quarter of 2006. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The majority of the increase was due to the professional and consulting fees paid through the issuance of the Company’s common stock for the services provided to settle the lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka.

Financial Condition

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2007 (b) the results of operations for the three- month and nine-month periods ended September 30, 2007 and 2006, and (c) cash flows for the nine-month periods ended September 30, 2007 and 2006.  The financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year.

Our Company incurred a net loss of $251,602 for the third quarter of 2007. Cash on hand totaled $683,721. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2007.

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarter ended September 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 6   Lawsuit” of our financial statements that accompany this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the quarter ended September 30, 2007.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	November 19, 2007	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	November 19, 2007	By:	/s/John B. Bates
John B. Bates, CTO and Director