Form 10KSB
period 2007-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2008-04-15
CIK 830483

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the calendar year ended December 31, 2007

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] (2) Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.) No [X]

State Issuer’s revenues for its most recent calendar year: December 31, 2007 - $0.

State the aggregate market value of the common voting stock of the Issuer held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 28, 2008 - $3,996,253. There are approximately 39,962,530 shares of our common voting stock held by non-affiliates; the presented value is based upon the average of the bid and asked prices ($0.10) of our common stock on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Applicable Only to Corporate Issuers

State the number of outstanding shares of each of the Issuer’s classes of common equity, as of the latest practicable date: March 28, 2008 - Common stock - 72,591,644 shares.

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format - No [X]

As used herein, the words and phrases “Oak Ridge Micro-Energy,” “OKME,” the “Registrant, “Company” or “Oak Ridge,” and “we,” “our,” “us” and similar words of import, shall be considered synonymous references to Oak Ridge Micro-Energy, Inc.

TABLE OF CONTENTS

PART I

3

Item 1. Description of Business.

3

Item 2. Description of Property.

9

Item 3. Legal Proceedings.

9

PART II

10

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.

10

Market Information

10

Item 6. Management’s Discussion and Analysis or Plan of Operation.

12

Item 7. Financial Statements

13

There were no changes in our accounts or disagreements with our accountants regarding accounting and financial disclosure.

14

Item 8(A)T. Controls and Procedures.

14

Item 8(B). Other Information.

14

PART III

14

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

14

Item 10. Executive Compensation.

17

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

18

Item 12. Certain Relationships and Related Transactions.

20

Item 13. Exhibits and Reports on Form 8-K.

20

Item 14. Principal Accountant Fees and Services.

21

Services and Fees

21

SIGNATURES

21

PART I

Item 1. Description of Business.

Business

Background Summary

We produce thin-film, solid-state batteries for industrial, government, and medical applications. Our thin-film battery is rechargeable, lithium-based, and the active battery layers are significantly thinner than common plastic wrap. Our batteries are intended for applications such as wireless smart sensors that operate in harsh environments, security cards, radio frequency identification (“RFID”) tags, semiconductor non-volatile memory chips, and implantable medical devices. The small size of this new battery technology will improve existing products and enable the development of many new products. Our fully packaged cells on ceramic substrates typically supplied to customers are 0.024 of an inch (0.62 mm) thick.

Thin-film rechargeable lithium and lithium-ion batteries in which the component layers are less than 5 micrometers (0.0002 inches) thick were developed by Dr. John B. Bates and his team of scientists and engineers from more than a decade of research at the Oak Ridge National Laboratory (“ORNL”). Dr. John B. Bates retired from ORNL and is now our Chief Technology Officer and a member of our Board of Directors. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The batteries must be substantially manufactured in the United States, under our licensing agreement (the “Licensing Agreement”), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

Unlike conventional batteries, thin-film batteries can be deposited directly onto chips or chip packages in any shape or size, and when fabricated on plastics or thin metal foils, the batteries are quite flexible. Some of the unique properties of thin-film batteries that distinguish them from conventional batteries include:

•

all solid state construction;

•

can be deep cycled thousands of times;

•

can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 160 degrees C);

•

can be made in any shape or size;

•

cost does not increase with reduction in size (constant $/cm2); and

•

completely safe under all operating conditions.

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

We have manufactured in limited quantities lithium-ion batteries (model ORLI.0.5CL). Batteries have been delivered to a variety of potential customers who desire samples to evaluate for integration into their products. In order to preserve capital, we are seeking a relationship with a third party manufacturing partner who will be able to scale up our manufacturing process and produce large numbers of batteries for high-volume markets or companies who are interested in licensing our technology and integrating it into their product lines or developing new applications which require our unique patented technology.

Current Developments

Oak Ridge Micro-Energy has completed its research and development stage and is entering the next stage in which we will focus our energy and resources on marketing and licensing the thin-film battery to suitable partners across all industries. We have been in contact with several large-scale, multinational companies who have expressed interest in  our thin-film battery technology.  This step is stage 3 of our business plan.

Oak Ridge Micro-Energy has from its inception focused on research and development, testing and prototyping in order to improve the original thin-film battery core technology.  We have reached the stage where all conceivable improvements and enhancements required for product integration into the largest and most profitable markets have been accomplished. Through our R&D, we have, among other achievements, significantly improved Lipon, the key layer of the original thin-film battery; changed the composition of the battery; developed a hermetic package including getters that withstands solder reflow conditions and protects the battery from air exposure; developed a new anode-cathode combination (the active battery components) which allows for record high temperature cycles of 170 degrees Celsius; and developed a thin-film battery that operates between 2 V and 1 V. A summary of our issued and pending patents is as follows:

•

“Thin Film Battery and Electrolyte Therefor” U.S. Patent No. 6,818,356 (Nov. 16, 2004)

o

Expands our choice for the critical layer of the battery

o

Changes the composition of the TFB

o

Improves Lipon, the core of the original ORNL technology

•

“Long Life Thin Film Battery and Method Therefor” U.S. Patent No. 6,994,933 B1 (Feb. 7, 2006)

o

Creates a thin-film protective coating that makes the Oak Ridge TFB more durable through resistance to oxygen and moisture

•

“Long Life Thin Film Battery and Method Therefor” USTPO Patent Pending; a hermetic package developed that

o

Protects the battery from air exposure

o

Allows the battery to survive solder reflow conditions

o

Allows a high-temperature thin film –battery to operate at temperatures up to 170ºC

•

“Getters for Thin Film Battery Hermetic Package”  USTPO Patent Pending; PCT filed 10 October, 2006

o

Further improves TFB packaging and the ability to withstand environmental pressures.  In particular, improved long-life TFB packages including getters and methods for making improved long-life TFB packages

•

“Thin Film Battery and Electrolyte Therefor”

o

New composition for a Lipon-based electrolyte

o

Improves the mechanical properties of a thin film electrolyte

o

Notice of allowance of all twenty-four claims received from USPTO on 24 March, 2008

•

“Thin Film Batteries for Low-Voltage Applications” USPTO patent pending

o

Develops a TFB that operates between 2 V and 1 V

In addition to issued and pending patents, OKME has numerous trade secrets in thin film battery technology related to battery construction and thin-film processing.

During the past several years, numerous large-scale, multinational companies have contacted OKME with interest in the thin-film battery technology (the “TFB Technology”). We believe our unique patented technology is ready for large-scale production and commercialization into many viable product lines. We intend to move into a strong and aggressive licensing mode. We plan to retain a top IP/licensing sales and marketing company, which specializes in licensing specialized technology to help achieve the goal of integrating the revolutionary TFB Technology into as many applications and product lines as possible. Oak Ridge Micro-Energy is currently in discussion with several companies seeking to integrate our technology into their various product lines and new designs. These companies have expressed an interest in licensing our proprietary TFB Technology.

As an integral part of the marketing process, we are currently considering separating the TFB Technology and marketing divisions by assigning the TFB Technology to a wholly owned subsidiary.  This will enable us to continue to pursue technical advancements to our IP, as well as build a marketing division, which focuses on licensing our TFB Technology.  We are currently searching for an IP and license marketing firm, which specializes in reaching industry leaders in our key target markets and providing research reports and market summaries for exposure and marketing of our TFB Technology to the various industry markets that we believe our TFB Technology will enhance and be in demand.

Business Development Activities

Developments Subsequent to the Year Ended December 31, 2007

On March 10, 2008, we entered into and completed an Equipment Purchase Agreement to sell our non-proprietary research and development equipment (the “Equipment”) and sub-lease our Oak Ridge, TN, facility, to Planar Energy Devices, Inc., a Delaware corporation (“Planar”). This agreement allows us to have continued access to the Equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the Equipment was $600,000, which was paid on closing.  See our 8-K Current Report dated March 10, 2008, which was filed with the Securities and Exchange Commission on March 14, 2008.  See Part III, Item 13.

Developments During the Year Ended December 31, 2007

On July 26, 2007, we settled our lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka, (the “Defendants”), which was commenced on August 27, 2004, resulting in all shares that were subject to the preliminary injunction to be immediately returned to us. We and the Defendants also compromised all claims each had against the other; and the earlier orders finding violations by the Defendants of applicable securities laws, rules or regulations were vacated.  See our 8-K Current Report dated December 22, 2004, which was filed with the Securities and Exchange Commission on January 6, 2005, and the 8-K/A Current Report dated December 22, 2004 and filed with the Securities and Exchange Commission on July 27, 2007.  See Part III, Item 13.

Developments During the Year Ended December 31, 2006.

On February 7, 2006, our second patent was granted, “Long life thin-film battery and method therefor”, U.S.6,994,933, with 21 claims related to a packaging method for thin-film batteries.  A continuation in part of a patent pending dealing with an improvement on a new type of package for thin-film batteries was filed in September 2006.  We then had two issued patents and two patents pending.  As announced on May 23, 2006, using our advanced packaging method and a new anode-cathode combination (the active battery components), we developed a prototype lithium-ion battery that can be cycled at a record high temperature of 170 degrees Celsius (338 degrees Fahrenheit). Conventional rechargeable lithium-ion batteries cannot be cycled at temperatures much above 60 degrees Celsius.  On September 2006, we announced that, with our newly developed package, our standard lithium-ion batteries can withstand temperatures above 285 degrees Celsius (545 degrees Fahrenheit) in a discharged state, and therefore can meet the temperature requirements of a solder reflow assembly process recently mandated in the E.U. and China.

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

We completed Phase I of our business and strategic plan and entered Phase II. Phase II was geared towards expansion, mass prototyping and entry into highly specialized markets.

During 2004, we were awarded a patent, “Thin Film Battery and Electrolyte Therefor,” US 6,818,356 B1, with 22 claims. The claims related to a range of compositions for a new thin-film lithium electrolyte, a method of making the electrolyte and a thin-film battery utilizing the new electrolyte.

On June 1, 2004, our Board of Directors authorized a three for one forward split of our common stock by dividend. See our 8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004. See Part III, Item 13. All computations herein take into account this forward split.

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

In January, 2003, we were awarded a contract with the Department of Defense to develop advanced battery materials. The program, funded through the Office of the Secretary of Defense, will develop new, nano-structured electrode materials for thin-film batteries. The $100,000 contract was a Phase I Small Business Innovative Research (“SBIR”) grant.

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

We believe that numerous new applications will become apparent continually. At this point, anticipated uses include:

•

diagnostic wafers for the semiconductor industry;

•

wireless sensors;

•

active radio frequency identification tags;

•

non-volatile memory backup; and

•

implantable medical devices

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

Because of their all construction, small size, and long cycle life, thin-film batteries are ideally suited for implantable medical devices such as neural stimulators, smart pacemakers and wireless diagnostic systems.

Patents

•

“Thin Film Battery and Electrolyte Therefor” U.S. Patent No. 6,818,356 (Nov. 16, 2004)

o

Expands our choice for the critical layer of the battery

o

Changes the composition of the TFB

o

Improves Lipon, the core of the original ORNL technology

•

“Long Life Thin Film Battery and Method Therefor” U.S. Patent No. 6,994,933 B1 (Feb. 7, 2006)

o

Creates a thin-film protective coating that makes the Oak Ridge TFB more durable through resistance to oxygen and moisture

•

“Long Life Thin Film Battery and Method Therefor” USTPO Patent Pending; a hermetic package developed that

o

Protects the battery from air exposure

o

Allows the battery to survive solder reflow conditions

o

Allows a high-temperature thin film –battery to operate at temperatures up to 170ºC

•

“Getters for Thin Film Battery Hermetic Package”  USTPO Patent Pending; PCT filed 10 October, 2006

o

Further improves TFB packaging and the ability to withstand environmental pressures.  In particular, improved long-life TFB packages including getters and methods for making improved long-life TFB packages

•

“Thin Film Battery and Electrolyte Therefor”

o

New composition for a Lipon-based electrolyte

o

Improves the mechanical properties of a thin film electrolyte

o

Notice of allowance of all twenty-four claims received from USPTO on 24 March, 2008

•

“Thin Film Batteries for Low-Voltage Applications” USPTO patent pending

o

Develops a TFB that operates between 2 V and 1 V

Financial Outlook

We have made projections of revenues based on the achievement of certain critical cost/performance goals. In addition, these goals must meet with a willing marketplace learning to use a new technology. We are actively engaged in the commercialization and continued optimization of thin-film battery technology. Accordingly, our goal is to generate returns to our investors through commercial prototyping for a variety of thin-film battery applications, intellectual property creation and the ongoing advancement of battery materials. We are developing partnerships based upon commercial applications of thin-film batteries and the development of advanced battery materials.

We continue to develop projections of the market potential of our technology. In the event that we are successful in our efforts to commercialize thin-film batteries and advanced battery materials, a significant revenue stream is possible. The market for the overall lithium based rechargeable batteries is several billion dollars annually. While the share of that market which can be considered a “micro-battery” is currently small, several factors are stimulating the development of a business opportunity. The market for portable electronics devices, specifically card-like and miniature products is expected to grow dramatically based on applications in supply chain management, national defense, homeland security and medicine.

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

Success in our prototyping activities will lead to revenues as new products are distributed across global markets. With the success of our current capitalization program, we expect to accomplish enough prototyping programs in the near future in order to identify and launch at least one commercial application in the near future. Certain critical cost/performance milestones must be met with suitable partners, applications and additional investment, for a successful commercial launch to occur.

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

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Presently, there are six other U.S. companies that have licenses for manufacturing thin-film batteries using the Department of Energy’s technology:

Infinite Power Solutions, Inc. (Littleton, CO); Front Edge Technology, Inc. (Baldwin Park, CA); Cymbet Corporation (Minneapolis, MN); Teledyne Electronic Technologies (Newport Beach, CA); Excellatron (Atlanta, GA); and Planar Energy Devices, Inc. (FL). The worldwide market for thin-film batteries may become quite large, and we view these other licensees as allies in promoting the value of thin-film batteries in the early years, whereas all licensees may become more competitive in later years. The other licensees began their businesses in 1998 or later. Some are better capitalized than we are; and some have greater manufacturing capacity at this point. Some are focused solely on developing batteries, while others are diversified.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Effect of Existing or Probable Governmental Regulations on Business

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example: (i) our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements; (ii) our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and (iii) we may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current internal control procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes- Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Penny Stock

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (i) with a price of less than five dollars per share; (ii) which are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system; or (iv) in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

This procedure requires the broker/dealer to: (i) get information about the investor’s financial situation, investment experience and investment goals; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and (iv) receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

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

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K. Effective February 4, 2008, Regulation SB of the Securities and Exchange Commission was terminated.  We are now a “smaller reporting company” subject to the disclosure requirements of Regulation SK of the Securities and Exchange Commission.  That will require us to file annual reports on Form 10-K and quarterly reports on Form 10-Q in the future.

Small Business Issuer

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer.  February 4, 2008, Regulation SB of the Securities and Exchange Commission was terminated.  We are now a “smaller reporting company”

Research and Development Costs During the Last Two Fiscal Years

We spent $114,127 and $195,069 in December 31, 2007, and 2006, respectively, on research and development.

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

Item 2. Description of Property.

We have a five year lease on a 5,000 square foot laboratory facility in the city of Oak Ridge, TN. The rental cost is $2,200 per month. On March 10, 2008, this facility was subleased to Planar. See the heading “Developments Subsequent to the Year Ended December 31, 2007,” above. Our current access to this facility is adequate for us to develop prototypes in small quantities for research and for supplying potential customers for their evaluation.

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

On July 26, 2007, we settled our lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka, (the “Defendants”), which was commenced on August 27, 2004, resulting in all shares that were subject to the preliminary injunction to be immediately returned to us. We and the Defendants also compromised all claims each had against the other; and the earlier orders finding violations by the Defendants of applicable securities laws, rules or regulations were vacated.  See our 8-K Current Report dated December 22, 2004, which was filed with the Securities and Exchange Commission on January 6, 2005, and the 8-K/A Current Report dated December 22, 2004 and filed with the Securities and Exchange Commission on July 27, 2007.  See Part III, Item 13.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders during the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the OTC Bulletin Board of FINRA under the symbol “OKME” as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2007 and 2006, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Stock Quotations

Period	High	Low
January 1, 2006 through March 31, 2006	$0.33	$0.13
April 1, 2006 through June 30, 2006	$.30	$0.11
July 1, 2006 through September 30, 2006	$0.16	$0.10
October 1, 2006 through December 31, 2006	$0.28	$0.12
January 1, 2007 through March 31, 2007	$0.24	$0.168
April 1, 2007 through June 30, 2007	$0.21	$0.13
July 1, 2007 through September 30, 2007	$0.19	$0.155
October 1, 2007 through December 31, 2007	$0.15	$0.068

Holders

The number of record holders of our common stock as of March 28, 2008, was approximately 486; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in us; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007. We did settle our lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka during fiscal 2007, which was commenced on August 27, 2004, resulting in 1,786,000 shares that were subject to the preliminary injunction being returned to our authorized but unissued shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

We have developed a new, thin-film lithium battery technology for commercial, consumer, industrial, security and military use. Our corporate objective is to capitalize on delivering solutions for the world’s micro-power needs.

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

The technology has evolved over the past decade at the Oak Ridge National Laboratories (“ORNL”), a U. S. Government laboratory in Oak Ridge, TN. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL who is now our Chief Technology Officer and a member of our Board of Directors.

The batteries must be substantially manufactured in the United States, under our licensing agreement (the “Licensing Agreement”), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

We have now completed our research and development stage and are entering the next stage in which we will focus our energy and resources on marketing and licensing the thin-film battery covered by our various patents to suitable partners across all industries. We have been in contact with several large-scale, multinational companies who have expressed interest in our thin-film battery technology.  This step is stage 3 of our business plan.

We have spent the first several years focusing on enhancing and improving the original core thin-film battery technology and have dedicated the facility in Oak Ridge, TN, to research and development, testing and prototyping. We feel we have reached the stage where all conceivable improvements and enhancements that would be required for product integration into the largest and most profitable markets have been accomplished. Through our testing, we have, among many other accomplishments, replaced the Lipon, the core of the original thin-film battery; changed the composition of the thin-film battery; developed a protective coating that makes it more durable through resistance to oxygen and moisture; improved long-life thin-film battery packages, including getters and methods for making improved long-life thin-film battery packages; developed a new anode-cathode combination (the active battery components which allows for record high temperature cycles of 170 degrees Celsius; and developed a thin-film battery that operates between 2 V and 1 V.

As previously mentioned, during the prior several years, numerous large-scale, multinational companies have contacted us with interest in our TFB Technology. We believe our unique patented technology is ready for large-scale production and commercialization into many viable product lines. We intend to move into a strong and aggressive licensing mode. We plan to retain a top IP/licensing sales and marketing company, which specializes in licensing specialized technology to help achieve the goal of integrating the revolutionary TFB Technology into as many applications and product lines as possible. Oak Ridge Micro-Energy is currently in discussion with several companies seeking to integrate our technology into their various product lines and new designs. These companies have expressed an interest in licensing our proprietary TFB Technology.

As an integral part of the marketing process, we are currently considering separating the TFB Technology and marketing divisions by assigning the TFB Technology to a wholly owned subsidiary.  This will enable us to continue to pursue technical advancements to our IP, as well as build a marketing division, which focuses on licensing our TFB Technology.  We are currently searching for an IP and license marketing firm, which specializes in reaching industry leaders in our key target markets and providing research reports and market summaries for exposure and marketing of our TFB Technology to the various industry markets that we believe our TFB Technology will enhance and be in demand.

On March 10, 2008, we sold our laboratory equipment to Planar Energy Devices, Inc., with a lease-back arrangement to allow us to use the equipment for up to 18 months.  See the heading “Developments Subsequent to the Year Ended December 31, 2007,” of Part I, Item 1, “Business Development Activities.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Calendar year ended December 31, 2007, compared to calendar year ended December 31, 2006.

Revenue

We had $0 in revenue in 2007, and $538 in revenue for 2006.

Operating Expenses

Research and development expenses in the calendar year of 2007 were $114,127, compared to $195,069 during the calendar year of 2006. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery. The decrease occurred due to a smaller research and development staff.

General and Administrative expenses were $289,328 in the year ended 2007, compared to $1,532,177 in the year ended 2006. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The decrease is due to a significant decrease in professional fees of $1,143,171primarily attributable to the issuance and valuation of common stock based compensation.

Liquidity

We incurred a net loss of $553,888 for the year ended December 31, 2007. Cash on hand totaled $631,680. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the year ended December 31, 2007.

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

Item 7. Financial Statements

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statement of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statement of Cash Flows

Notes to Audited Consolidated Financial Statements

14

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Oak Ridge Micro-Energy, Inc.

We have audited the accompanying balance sheets of Oak Ridge Micro-Energy, Inc.,(A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from reactivation [January 1, 1996] to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007 and 2006 and for the period from reactivation [January 1, 1996] to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 11, 2008

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash	$ 631,680	$ 843,178
Total current assets	631,680	843,178

Furniture, fixtures and equipment - net	498,237	673,070
Intangible assets - net	11,170	13,679
Other long-term assets	2,200	2,200
Total assets	$1,143,287	$ 1,532,127

Liabilities and Shareholders’ Equity
Accounts payable	$ 39,365	$49,625
Royalty Payable Accrued liabilities - related parties	15,000 47,253	20,000 3,191
Total current liabilities	101,618	72,816

Shareholders’ Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 72,591,644 and 74,377,707 shares issued and outstanding at December 31, 2007 and 2006, respectively	72,592	74,378
Additional paid-in capital	17,494,828	17,356,796
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,206,156)	(13,652,268)
Total shareholders’ equity	1,041,669	1,459,311
Total liabilities and shareholders’ equity	$ 1,143,287	$ 1,532,127

See Accompanying Notes to Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Operations

	December 31,		From Reactivation
	2007	2006	Jan 1, 1996 to Dec 31, 2007
Revenues	$ -	$ 538	$ 118,004

Operating expenses:
General and administrative	289,328	1,532,177	9,020,849
Research and development	114,127	195,069	1,316,628
Sales and marketing	1,060	575	4,515
Depreciation and amortization	177,888	181,271	755,069
Total operating expenses	(582,403)	(1,909,092)	(11,097,061)
Operating loss	(582,403)	(1,908,554)	(10,979,057)

Other income/(expenses):
Interest and other income	28,515	21,724	106,745
Interest expense	-	-	(340,159)
Loss of assets	-	-	(4,608,767)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	28,515	21,724	(3,227,099)
Net Loss	$ (553,888)	$ (1,886,830)	$ (14,206,156)

Basic Weighted Average Shares Outstanding	73,738,522	73,901,707
Basic Loss Per Share	$ (0.01)	$ (0.03)

See Accompanying Notes to Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Stockholders’ Equity

	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance January 1, 1996	1,215,252	$ 1,215	$ 5,421,856	$ (2,319,595)
Stock for services at $0.70	89,694	90	20,843	-
Net operating loss - December 31, 1996	-	-	-	(4,748,837)
Net operating loss - December 31, 1997	-	-	-	(111,272)
Net operating loss - December 31, 1998	-	-	-	(31,347)
Net operating loss - December 31, 1999	-	-	-	(31,347)
Stock for services at $0.32	2,970,000	2,970	28,500	-
Stock for expenses at $0.035	2,036,190	2,036	21,694	-
Stock for payment of debt at $0.018	28,444,776	28,445	146,045	-
Common stock for retirement of preferred stock	233,106	233	32,962	-
Contributions to capital-expenses	-	-	15,000	-
Net operating profit - December 31, 2000	-	-	-	1,473,829
Return and cancellation of common stock	(12,000,000)	(12,000)	12,000	-
Stock for payment of debt at $0.28	525,000	525	48,191	-
Stock for cash at $2.00	60,000	60	39,940	-
Net operating loss - December 31, 2001	-	-	-	(116,761)
Issuance of common stock for all stock of Oak Ridge Micro-Energy	89,709	90	9,910	-
Stock for cash - net of costs - at $2.37	1,800,018	1,800	1,386,200	-
Stock for cash at $2.00	112,500	112	74,888	-
Stock for services at $2.00	375,000	375	61,625	-
Net operating loss - December 31, 2002	-	-	-	(697,953)
Stock for services at $0.39 average	10,041,501	10,041	1,297,249	-
Stock for cash at $1.25	195,060	195	81,080	-

See Accompanying Notes to Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Stockholders’ Equity

Net operating loss - December 31, 2003	-	-	-	(1,666,290)
Stock for cash at $0.42 - $0.66	9,057,390	9,058	2,955,518	-
Stock for services and expenses at average $0.13	17,387,892	17,388	2,318,094	-
Stock for license at $0.42	47,619	48	19,952	-
Net operating loss - December 31, 2004	-	-	-	(3,216,846)
Stock for services at $0.1114	5,040,000	5,040	1,897,961	-
Sale of common stock at $0.42	30,000	30	12,470	-
Sale of common stock at $0.20	300,000	300	59,700	-
Stock for services at $0.32	75,000	75	23,925	-
Net operating loss - December 31, 2005	-	-	-	(2,618,616)
Stock for services at $0.23	5,300,000	5,300	1,213,712	-
Stock for services at $0.20	200,000	200	40,300
Stock for services at $0.15	575,000	575	85,675
Stock for services at $0.18	177,000	177	31,506
Net operating loss - December 31, 2006	-	-	-	(1,886,827)
Cancelled shares	(1,786,063)	(1,786)	138,032
Net operating loss - December 31, 2007	-	-	-	(553,888)
	72,591,644	$ 72,592	$ 17,494,828	$ (16,525,751)

See Accompanying Notes to Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Cash Flow Statements

	December 31		From Reactivation
	2007	2006	Jan 1, 1996 to Dec 31, 2007
Cash flow from operating activities:
Net loss	$(553,888)	$ (1,886,830)	$ (14,206,156)
Adjustments to reconcile net loss to net cash from operations: Increase/(decrease) in accounts payable/royalty payment	(15,260)	48,369	433,749
Increase/(decrease) in accrued liabilities – related party	44,062	-	44,062
Loss on impairment of patents (Increase)/decrease in deposits	2,857 -	- -	2,857 (2,200)
Depreciation and amortization expense	177,888	181,271	755,069
Issuance of stock for expenses and services	136,246	1,377,445	7,256,598
Loss on disposal of assets	-	-	4,608,767
Gain on settlement of debt	-	-	(1,615,082)
Net cash from operating activities	(208,095)	(279,745)	(2,722,336)

Cash flow from investing activities:
Purchase of furniture, fixtures, and equipment	-	(104,115)	(1,231,601)
Purchase of intangible assets	(3,403)	(5,556)	(35,734)
Net cash from investing activities	(3,403)	(109,671)	(1,267,335)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	(211,498)	(389,416)	631,680

See Accompanying Notes to Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Cash Flow Statements

Cash and cash equivalents, beginning of period	843,178	1,232,594	-
Cash and cash equivalents, end of period	$ 631,680	$ 843,178	$ 631,680

Cash paid for Taxes

$ -

$ -

  $ -

Cash paid for Interest

$ -

$ -

  $ -

See Accompanying Notes to Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

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

Consolidation   -   The accompanying consolidated financial statements include all of the accounts of Oak Ridge Micro-Energy, Inc. and its subsidiary, Oak Ridge Nevada. All significant inter-company accounts and transactions have been eliminated.

Note 2 – Summary of Accounting Methods

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions

Revenue is recognized as products are delivered to the customer.  That is, the arrangements of the sale are documented, the product is delivered to the customer, the pricing becomes final, and collectability is reasonably assured.  Revenue is recognized on the sale and delivery of a product or the completion of services provided.

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

The Company adopted FASB Interpretation No. 48 (FIN 48). “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal year 2007. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of FIN 48 had no material impact on the Company’s financial statements.

Research and Development

All costs of research and development, including wages, supplies, consultants, and depreciation on equipment used in research and development, are expensed as incurred.

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

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

Long Lived-Assets

The Company periodically evaluates the economic lives of its long-lived assets and if there has been impairment in the value of the assets a loss would be recognized in the operating statement.

Patents Pending

Patent costs are capitalized for legal fees incurred in obtaining patents and franchises in the United States of America and other countries. Costs to develop the technology were recognized as research and development and expensed when incurred. The Company has determined the useful life of the patents to be 5 years. Thus, the patents are being amortized, once issued, on a straight-line basis over a 5-year life.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Basic and Diluted Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” loss per common share is based on the weighted-average number of common shares outstanding.  Diluted  loss per share is computed  using weighted average number of common shares plus  dilutive  common share  equivalents  outstanding  during  the  period  using  the treasury stock  method.  There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the federally insured amounts of $100,000.  The amount in excess of federally insured amounts as of December 31, 2007 is $531,683.

Advertising and Market Development

The company expenses advertising and market development costs as incurred. For the year ended December 31, 2007 and 2006, the Company recognized $1,060 and $575, respectively, in advertising expenses.

Recent Accounting Pronouncements

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

In December  2007,  the FASB issued SFAS No. 141  (revised  2007) (“SFAS 141R”),  “Business  Combinations”  and SFAS No. 160 (“SFAS 160”),   “Noncontrolling   Interests  in  Consolidated  Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and   reporting   for   minority   interests,   which   will   be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009.  Early adoption is not permitted.  The Company is evaluating the impact these statements will have on its financial statements.

Note 3 – Accounting for Taxes

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire at various times through 2027.  No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since reactivation.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.

Description	Balance	Tax	Rate
Net operating loss	$10,539,055	$3,583,279	34%
Valuation allowance		(3,583,279)	(34%)
Deferred tax asset		$ -	0%

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

The valuation allowance has increased approximately $188,322 from $3,394,957 at December 31, 2006.  The increase is due to the benefits of current year net operating loss carry forwards.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Year ended, December 31
	2007	2006
Federal statutory rate	35.0%	35.0%
Effect of:
State income taxes	0.0%	0.0%
Change in valuation allowance	-35.0%	-35.0%
Effective tax rate	0.0%	0.0%

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for 2007 is presented in the table below:

Balance as of January 1, 2007	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-

Balance as of December 31, 2007	$-

Note 4 – Technology License Agreement

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

2006 2007	$20,000 $40,000
2008 and thereafter	$60,000

As of December 31, 2007, the Company paid $5,000 in royalties and accrued a liability of $15,000. Since the Company is negotiating new terms to this agreement that will impact the amount owed for 2007 and thereafter, they have not accrued additional liability because it is not likely the new agreement will require royalties until there are sales to support the royalty payments.

Note 5 – Purchase of all shares of Oak Ridge Micro-Energy, Inc.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

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

Note 6 – Stockholders’ Equity

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

See Note 10 for cancellation of shares in regards to a legal settlement.

Note 7 – Related Parties

Officers-directors (and their families) and their controlled entities have acquired 45% of the outstanding common stock.

As of December 31, 2007, the Company owed its President and Chief Executive Officer, $47,253 for money loaned to the Company.  This note is non-interest bearing and payable on demand.

Note 8 – Lease Obligation

The Company has an operating lease for its office space located in Oak Ridge, Tennessee. The rental expense for 2006 was $26,400 and for 2007 $26,455. Future minimum rental payments required under the non-cancelable operating lease follows:

For the Years Ending December 31,

2008 - $26,400

2009 - $11,000

Note 9 – Patents

At December 31, 2007, the Company had capitalized patents subject to amortization of $31,677 net of $20,507 in accumulated amortization. All patent costs were assessed for impairment based on their estimated future cash flows. The Company recognized a general and administrative expense of $2,895 as a loss on impairment during the year ended December 31, 2007 and $0 during the year ended December 31, 2006.  Amortization expense was $3,055 and $5,370 for the years ended December 31, 2007 and 2006, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Total Expense
For the year ended 12/31/2008	$3.475
For the year ended 12/31/2009	3,174
For the year ended 12/31/2010	2,406
For the year ended 12/31/2011	1,537
For the year ended 12/31/2012	579

Note 10 – Legal Action

On July 26, 2007, Oak Ridge Micro-Energy, Inc., (the “Company”) settled its lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka, (the “Defendants”), which was commenced on August 27, 2004, resulting in all shares that were subject to the preliminary injunction to be immediately returned to the Company.  The Company and the Defendants also compromised all claims each had against the other; and the earlier orders finding violations by the Defendants of applicable securities laws, rules or regulations were vacated.  Of the 4,744,800 shares that were subject to litigation, 2,840,880 were transferred to attorneys valued at approximately $.05/share to cover legal fees of $150,000, 117,857 were transferred to consultants valued at approximately $.05/share to cover consulting fees of $6,246 and 1,786,063 were cancelled. The Company was also required to pay $20,000 to the defendants.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

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

Evidence presented at the hearing detailed 4,744,800 shares that were the subject of the Preliminary Injunction.  In furtherance of the Court’s Preliminary Injunction and at a hearing held on Oak Ridge’s Motion on May 10, 2005, the Court verbally ordered defendants Rock, Goodell, Kohutka and Water & Gold to forthwith deliver or cause to be delivered all shares of Oak Ridge common stock that were the subject of the Preliminary Injunction, whether held by the defendants or deposited in their respective brokerage accounts or other repositories, to the Clerk of the Court, to be held by such Clerk until final adjudication of Oak Ridge’s legal action.  The case has been settled and all shares that were subject to the preliminary injunction were returned to the Company and the earlier orders finding violations by the defendants were vacated.

Note 11 – Subsequent Event

On March 10, 2008, the Company entered into and completed an Equipment Purchase Agreement to sell its non-proprietary research and development equipment and sub-lease its Oak Ridge, Tennessee, facility, to Planar Energy Devices, Inc. This agreement allows the Company to have continued access to the equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the equipment was $600,000, which was paid on closing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in our accounts or disagreements with our accountants regarding accounting and financial disclosure.

Item 8(A)T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

Item 8(B). Other Information.

On March 10, 2008, we entered into and completed an Equipment Purchase Agreement to sell our non-proprietary research and development equipment (the “Equipment”) and sub-lease our Oak Ridge, TN, facility, to Planar Energy Devices, Inc., a Delaware corporation (“Planar”).  This agreement allows us to have continued access to the equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the Equipment was $600,000, which was paid on closing.  See our 8-K Current Report dated March 10, 2008, which was filed with the Securities and Exchange Commission on March 14, 2008.  See Part III, Item 13.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2007, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

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

On August 8, 2007, Mark Meriwether filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his gift of 190,000 shares of our common stock on August 3, 2007.

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

Item 10. Executive Compensation.

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
John B. Bates, CTO and Director	12/31/07 12/31/06 12/31/05	$ 72,000 $ 60,814 $120,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$ 72,000 $ 60,814 $120,000
Mark L. Meriwether President Sec/Treas. & Director	12/31/07 12/31/06 12/31/05	0 0 0	0 0 0	(1)	0 0 0	0 0 0	0 0 0	$ 2,709 $ 5,000 $ 3,000	$ 2,709 $ 5,000 $ 3,000

(1) On March 24, 2006, pursuant to resolutions adopted by the Board of Directors and an S-8 Registration Statement that was filed on that date with the Securities and Exchange Commission, we issued 5,300,000 shares of our $0.001 par value common stock to three individuals pursuant to written compensation agreements at a price of $0.23 per share for gross aggregate compensation of $1,219,000. Mark Meriwether, our President, Secretary and a director, received 4,400,000 of these shares as a bonus under his Amended and Restated Employment Agreement with us. See Part III, Item 13.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

________________________________________________________________________

                Option Awards                      Stock Awards

________________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John B. Bates	None	None	None	None	None	None	None	None	None
Mark L. Meriwether	None	None	None	None	None	None	None	None	None

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John B. Bates	None	None	None	None	None	None	0
Mark L. Meriwether	None	(1)	None	None	None	$2,709	$2,709

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than 5% of our Company’s common stock as of March 28, 2008:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	John B. Bates, Ph.D.	18,059,706	24.9%
Common Stock	Mark L. Meriwether	14,569,408(2)	20.1%

(1) Percentages are based on 72,591,644 shares of common stock outstanding at March 28, 2008.

(2) Mr. Meriwether owns 12,260,908 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 784,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 1,200,000 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Security Ownership of Management

The following table sets forth the share holdings of our Company’s directors and executive officers as of March 28, 2008:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	John B. Bates, Ph.D.	18,059,706	24.9%
Common Stock	Mark L. Meriwether	14,569,408(2)	20.1%

(1) Percentages are based on 72,591,644 shares of common stock outstanding at March 28, 2008.

(2) Mr. Meriwether owns 12,260,908 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 784,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 1,200,000 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Changes in Control

We have no agreements or arrangements that would result in a change of control of our Company.

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

Item 12. Certain Relationships and Related Transactions.

Transactions with Related Persons

As of December 31, 2007, the Company owed its President and Chief Executive Officer, $47,253 for money loaned to the Company.  This note is non-interest bearing and payable on demand.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Description
21 23	Subsidiaries Consent of Mantyla McReynolds, LLC
31	302 Certification of Mark Meriwether
32	906 Certification

Where Incorporated In This Annual Report
S-8 Registration Statement filed March 24, 2006** Exhibit 99.1 Amended and Restated Employment Agreement of Mark Meriwether**	Part III, Item 8
S-8 Registration Statement file December 3, 2003** Exhibit 99.21: Amended and Restated Employment Agreement of John Bates**	Part I, Item 1
8-K Current Report dated May 23, 2003, filed June 9, 2003**	Part II, Item 10
Form 8-A Registration Statement filed August 10, 2002** Exhibit 3: Amended and Restated Articles of Incorporation**	Part I, Item 1
10-KSB Annual Report for the year ended December 31, 2003**	Part II, Item 9
8-K Current Report dated January 15, 2002, filed January 24, 2002**	Part II, Item 11

8-K Current Report dated January 6, 2001, filed February 14, 2001**

8-K Current Report dated March 10, 2008**

8-K Current Report dated December 22, 2004**

8-K/A Current Report dated December 22, 2004**

Part II, Item 11 Part I, Item 1 and Part II, Item 6 Part I, Item 1 Part I, Item 1

* Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

Services and Fees

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2007, and 2006:

Fee Category	2007	2006
Audit Fees	$10,553	$9,823
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$10,553	$9,823

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2008	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	April 15, 2008	By:	/s/John B. Bates
John B. Bates, CTO and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2008	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	April 15, 2008	By:	/s/John B. Bates
John B. Bates, CTO and Director

21