Form 10KSB/A
period 2007-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2008-04-16
CIK 830483

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

We amended this Annual Report to remove the section “Financial Outlook” from Part I, Item 1, and to include the word “consolidated” four places in the Auditor’s Report to the financial statements.

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

19

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

Consolidated Statement of Stockholders' Equity

Consolidated Statement of Cash Flows

Notes to Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Oak Ridge Micro-Energy, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Micro-Energy, Inc.,(A Development Stage Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from reactivation [January 1, 1996] to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007 and 2006 and for the period from reactivation [January 1, 1996] to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Business Experience

Dr. John B. Bates, Ph.D.  Dr. Bates is 66 years of age and was employed by Oak Ridge National Laboratory or ORNL for nearly 30 years.  He recently left ORNL to work on needed further development of thin-film batteries with the goal of bringing commercializing the technology.  Dr. Bates is named as the inventor or co-inventor on 21 patents, authored or co-authored 60 articles and wrote three book chapters in the field of rechargeable thin-film lithium batteries.  Awards and honors include: the 1996 Lockheed-Martin Energy Systems Inventor of the Year; the 1996 R&D 100 Award (Thin-Film Battery); the 1998 Lockheed-Martin Energy Research Corp. Technical Achievement Award; and the 2000 Electrochemical Society Battery Research Award.  Through his scientific achievements, Dr. Bates is internationally recognized as the foremost authority in thin-film battery technology.

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 16, 2008	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	April 16, 2008	By:	/s/John B. Bates
John B. Bates, CTO and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 16, 2008	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Date:	April 16, 2008	By:	/s/John B. Bates
John B. Bates, CTO and Director

21