Form 10-Q
period 2008-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2008-05-20
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-50032

OAK RIDGE MICRO-ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

275 Midway Lane

Oak Ridge, TN 37830

(Address of Principal Executive Offices)

(801) 556-9928

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  March 31, 2008 - 72,591,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets
Cash	$1,047,069	$631,680
Prepaid expenses	2,227	-
Total current assets	1,049,296	631,680

Furniture, fixtures and equipment - net	0	498,237
Intangible assets - net	16,732	11,170
Other long-term assets	2,200	2,200
Total assets	$1,068,228	$ 1,143,287

Liabilities and Shareholders' Equity
Accounts payable	$7,611	$ 39,365
Royalty Payable	15,000	15,000
Accrued liabilities - related parties	2,353	47,253
Total current liabilities	24,964	101,618

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 72,591,644 issued and outstanding at March 31, 2008 and December 31, 2007	72,592	72,592
Additional paid-in capital	17,494,828	17,494,828
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,204,561)	(14,206,156)
Total shareholders' equity	1,043,264	1,041,669
Total liabilities and shareholders’ equity	$ 1,068,228	$ 1,143,287

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,		From Reactivation
	2008	2007	[Jan 1, 1996] to Mar 31, 2008
Revenues	$ -	$-	$118,004
Operating expenses:
General and administrative	78,576	19,221	9,099,425
Research and development	25,147	28,134	1,341,775
Sales and marketing	409	530	4,924
(Gain)/loss on sale of assets	(134,094)	-	4,474,673
Depreciation and amortization	33,239	45,884	788,308
Total operating expenses	3,277	93,769	15,709,105
Operating loss	(3,277)	(93,769)	(15,591,101)
Other income/(expenses):
Interest and other income	4,872	7,329	111,617
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	4,872	7,329	1,386,540
Net Loss	$ 1,595	$ (86,440)	$ (14,204,561)

Basic Weighted Average Shares Outstanding	72,591,644	74,377,707
Basic Loss Per Share	$ nil	$ (0.01)

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Cash Flow Statements

	March 31,		From Reactivation
	2008	2007	[Jan 1, 1996] to Mar 31, 2008
Cash flow from operating activities:
Net income/(loss)	$ 1,595	$ (86,440)	$ (14,204,561)
Depreciation and amortization expense	33,239	45,884	788,307
Issuance of stock for expenses and services	-	-	7,256,598
(Gain)/loss on disposal of assets Loss on impairment of assets	(134,094) -	- -	4,474,673 2,857
Gain on settlement of debt	-	-	(1,615,082)
Adjustment to reconcile net income / (loss) to net cash from operations: Increase/(decrease) in accounts payable/royalty payment	(31,754)	(7,601)	401,996
(Increase)/decrease in prepaid expenses Increase/(decrease) in accrued liabilities – related party	(2,227) (44,900)	(2,950) -	(2,227) (838)
Increase/(decrease) in deposits	-	-	(2,200)
Net cash from operating activities	(178,141)	(51,107)	(2,900,477)

Cash flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets Proceeds from sale of equipment	(6,470) 600,000	- -	(42,204) 600,000
Net cash from investing activities	593,530	-	(673,805)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Cash Flow Statements

Net change in cash and cash equivalents	415,389	(51,107)	1,047,069
Cash and cash equivalents, beginning of period	631,680	843,178	-
Cash and cash equivalents, end of period	$1,047,069	$ 792,071	$ 1,047,069
Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

See Accompany Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

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

The Company became inactive after 1995 and is considered to be in the development stage after that date.  The Company’s principal operation is the further development, commercialization and marketing of the rechargeable thin-film lithium battery.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2008, and December 31, 2007, (b) the results of operations for the three-month periods ended March 31, 2008, and 2007, and (c) cash flows for the three-month periods ended March 31, 2008, and 2007.  The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of those to be expected for the entire year.

Note 2 – Basic and Diluted Net Income (Loss) Per Share

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

Note 3 – Technology License Agreement

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

2006	$20,000
2007	$40,000
2008 and thereafter	$60,000

As of March 31, 2008, the Company has paid $5,000 in royalties and accrued a liability of $15,000.  Since the Company is negotiating new terms to this agreement that will impact the amount owed for 2008 and thereafter, they have not accrued additional liability because it is not likely the new agreement will require royalties until there are sales to support the royalty payments.

Oak Ridge Micro-Energy, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 – Stockholders’ Equity

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

Note 5 – Related Parties

Officers-directors (and their families) and their controlled entities have acquired 45% of the Company’s outstanding common stock.

As of March 31, 2008, the Company owed its President and Chief Executive Officer $2,353 for money loaned to the Company.  This note is non-interest bearing and payable on demand.

Note 6 – Sale of Assets/Leaseback

On March 10, 2008, the Company entered into and completed an Equipment Purchase Agreement to sell its non-proprietary research and development equipment to Planar Energy Devices, Inc. This agreement allows the Company to have continued access to the equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the equipment was $600,000, which was paid on closing. Pursuant to FAS 13, the Company has determined  that substantially all of the remaining use of the property has been relinquished, in that the present value of future minimum lease payments is less than 10% of the fair value the equipment sold.  Therefore, the gain has been recognized immediately.

Note 7 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The

Oak Ridge Micro-Energy, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

Note 7 – Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

During the quarters ended March 31, 2008, and 2007, we had net income (loss) of $1,595 and $(86,440), respectively.  We had no revenues for the three months ended March 31, 2008, or 2007.  For the period from reactivation to March 31, 2008, we had a net loss of $14, 204,561.

Liquidity

We incurred a net income of $1,595 for the period ended March 31, 2008. Cash on hand totaled $1,047,069. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Mark L. Meriwether, President and Director.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Mark L. Meriwether, President and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Oak Ridge Micro-Energy, Inc.

Date:	May 20, 2008	By:	/s/Mark L. Meriwether
Mark L. Meriwetherl, President and Director