Form 10-Q
period 2008-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2008-08-19
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 19, 2008- 72,591,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets
Cash	$920,024	$631,680
Prepaid expenses	12,320	-
Total current assets	932,344	631,680

Furniture, fixtures and equipment - net	-	498,237
Intangible assets - net	16,954	11,170
Other long-term assets	2,200	2,200
Total assets	$951,498	$ 1,143,287

Liabilities and Shareholders' Equity
Accounts payable	$8,496	$ 39,365
Royalty Payable	15,000	15,000
Accrued liabilities - related parties	-	47,253
Total current liabilities	23,496	101,618

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 72,591,644 issued and outstanding at June 30, 2008 and December 31, 2007	72,592	72,592
Additional paid-in capital	17,494,828	17,494,828
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,319,823)	(14,206,156)
Total shareholders' equity	928,002	1,041,669
Total liabilities and shareholders’ equity	$ 951,498	$ 1,143,287

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		From Reactivation
	2008	2007	2008	2007	[January1, 1996] to June 30, 2008
Revenues	$10,115	$-	$10,115	$-	$ 128,119

Operating expenses:
General and administrative	118,787	43,434	197,363	62,655	9,218,213
Research and development	8,880	28,258	34,028	56,392	1,350,655
Sales and marketing	-	-	409	530	4,924
(Gain)/loss on sale of assets	-	-	(134,094)	-	4,474,673
Depreciation and amortization	968	45,855	34,207	91,738	789,276
Total operating expenses	128,635	117,547	131,913	211,315	15,837,741
Operating loss	(118,520)	(117.547)	(121,798)	(211,315)	(15,709,622)

Other income/(expenses):
Interest and other income	3,259	7,739	8,131	15,068	114,876
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	3,259	7,739	8,131	15,068	1,389,799
Net Loss	$(115,261)	$ (109,808)	$ (113,667)	$ (196,247)	$ (14,319,823)

Basic Weighted Shares Outstanding	72,591,644	74,377,707	72,591,644	74,377,707
Basic Loss Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	June 30		From Reactivation
	2008	2007	[January 1, 1996] to June 30, 2008
Cash flow from operating activities:
Net income/(loss)	$ (113,667)	$ (196,247)	$ (14,319,823)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	(134,094)	-	4,474,673
Loss on impairment of patents	-	-	2,857
Issuance of stock for expenses and services	-	-	7,256,598
Gain on settlement of debt	-	-	(1,615,082)
Depreciation and amortization	34,207	91,738	789,276
(Increase)/decrease in prepaid expenses	(12,321)	-	(12,321)
(Increase)/decrease in deposits	-	-	(2,200)
Increase/(decrease) in accounts payable/royalty payment	(30,868)	(7,699)	402,881
Increase/(decrease) in accrued liabilities – related	(47,253)	19,163	(3,191)
Net cash from operating activities	(303,996)	(93,045)	(3,026,332)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(7,660)	-	(43,394)
Proceeds from sale of equipment	600,000	-	600,000
Net cash from investing activities	592,340	-	(674,995)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	288,344	(93,045)	920,024
Cash and cash equivalents, beginning of period	631,680	843,178	-
Cash and cash equivalents, end of period	$920,024	$750,133	$920,024

Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

Oak Ridge Micro-Energy, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986, under the laws of the state of Colorado, with the original name “Vates Corp.”  Since inception, the Company has completed six name changes resulting in its present name.  With the 2002 acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”), the name of the Company was changed from “Global Acquisitions, Inc.”  The Company has changed the par value of its stock and effected four stock splits.  The accompanying financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

The Company became inactive after 1995 and is considered to be in the development stage after that date.  The Company’s principal operation is the further development and commercialization of the rechargeable thin-film lithium battery.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2008, and December 31, 2007; (b) the results of operations for the three-month and six-month periods ended June 30, 2008, and 2007; and (c) cash flows for the six-month period ended June 30, 2008, and 2007.  The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

The results of operations for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of those to be expected for the entire year.

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

Note 3 – Technology License Agreement

On December 28, 2001, the Company entered into a license and royalty agreement to further develop and market a rechargeable thin-film lithium battery for use in a variety of applications, such as, RFID tags for airlines and supply chain management, drug delivery systems and implantable medical devices, and non-volatile memory backup. The terms of the agreement included payments of $90,000 in cash and stock of the Company (completed) and the payment of a 5% royalty on all net sales with minimum royalties were to begin in 2006 as follows:

2006	$20,000
2007	$40,000
2008 and thereafter	$60,000

As of June 30, 2008, the Company has paid $5,000 in royalties and accrued a liability of $15,000.  Since the Company is negotiating new terms to this agreement that will impact the amount owed for 2008 and thereafter, they have not accrued additional liability because it is not likely the new agreement will require royalties until there are sales to support the royalty payments.

Oak Ridge Micro-Energy, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 – Stockholders’ Equity

The Company’s only issued and authorized equity shares consist of common stock, par value $0.001.  Effective June 1, 2004, the Company affected a one to three forward split of its outstanding common stock, while retaining the current par value of $0.001.  The accompanying financial statements have been prepared retroactively showing the after spilt effect with a par value of $0.001 since inception.

Note 5 - Related Parties

Officers, directors, family members of the officers and directors, and the officer and directors controlled entities have acquired 45% of the Company’s outstanding common stock.

Note 6 – Sale of Assets/Leaseback

On March 10, 2008, the Company entered into and completed an Equipment Purchase Agreement to sell its non-proprietary research and development equipment to Planar Energy Devices, Inc. This agreement allows the Company to have continued access to the equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the equipment was $600,000, which was paid on closing. Pursuant to FAS 13, the Company has determined that substantially all of the remaining use of the property has been relinquished, in that the present value of future minimum lease payments is less than 10% of the fair value the equipment sold.  Therefore, the gain was recognized immediately.

Note 7 – Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

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

In May 2008 the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, which is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

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

Results of Operations

Period ended June 30, 2008, compared to period ended June 30, 2007.

Revenue

We had $10,115 in revenue in 2008, and $0 in revenue for 2007.  Our revenue consisted of consulting agreements with various companies.

Operating Expenses

Research and Development expenses in the six month period ended June 30, 2008, were $34,028, compared to $56,392 during the six month period ended June 30, 2007. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.   We expect a steady decline in research and development expenses as we continue to unwind our research and development stage, although we will continue to incur small salaries in the research and development department.

General and Administrative expenses were $197,363 in the six month period ended June 30, 2008, compared to $62,655 in the six month period ended June 30, 2007. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The increase is due to increased professional fees primarily attributable to increased consulting expenses for accounting and management fees, mainly associated with the sale of our research and development equipment.

Liquidity

We incurred a net loss of $113,667 for the six month period ended June 30, 2008. Cash on hand totaled $920,024. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

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

Not required of smaller reporting issuers like us.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Oak Ridge Micro-Energy, Inc.

Date:	August 19, 2008	By:	/s/Mark L. Meriwether
Mark L. Meriwetherl, President and Director