Form 10-Q/A
period 2008-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2008-11-14
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q /A

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: November 14 , 2008 - 72,591,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited) [Restated]	December 31, 2007 (Audited)
Assets
Current assets
Cash	$1,047,069	$631,680
Prepaid expenses	2,227	-
Total current assets	1,049,296	631,680

Furniture, fixtures and equipment - net	54,948	498,237
Intangible assets - net	16,732	11,170
Other long-term assets	2,200	2,200
Total assets	$1,123,176	$ 1,143,287

Liabilities and Shareholders' Equity
Accounts payable	$7,611	$ 39,365
Royalty Payable	15,000	15,000
Accrued liabilities - related parties	2,353	47,253
Total current liabilities	24,964	101,618
Total liabilities	24,964	101,618
Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 72,591,644 issued and outstanding at March 31, 2008 and December 31, 2007	72,592	72,592
Additional paid-in capital	17,494,828	17,494,828
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,149,613)	(14,206,156)
Total shareholders' equity	1,098,212	1,041,669
Total liabilities and shareholders’ equity	$ 1,123,176	$ 1,143,287

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From Reactivation
	2008 [Restated]	2007	[Jan 1, 1996] to Mar 31, 2008 [Restated]
Revenues	$ -	$-	$118,004
Operating expenses:
General and administrative	78,576	19,221	9,099,425
Research and development	25,147	28,134	1,341,775
Sales and marketing	409	530	4,924
(Gain)/loss on disposal of assets	(189,042)	-	4,419,725
Depreciation and amortization	33,239	45,884	788,308
Total operating expenses	(51,671)	93,769	15,654,157
Operating Income ( loss )	51,671	(93,769)	(15,536,153)
Other income/(expenses):
Interest and other income	4,872	7,329	111,617
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	4,872	7,329	1,386,540
Net Income/(Loss)	$ 56,543	$ (86,440)	$ (14,149,613)

Basic Weighted Average Shares Outstanding	72,591,644	74,377,707
Basic Income/( Loss ) Per Share	nil	$ (0.01)

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Cash Flow Statements

(Unaudited)

	March 31,		From Reactivation
	2008 [Restated]	2007	[Jan 1, 1996] to Mar 31, 2008 [Restated]
Cash flow from operating activities:
Net income/(loss)	$ 56,543	$ (86,440)	$ (14,149,613)
Depreciation and amortization expense	33,239	45,884	788,307
Issuance of stock for expenses and services	-	-	7,256,598
(Gain)/loss on disposal of assets Loss on impairment of assets	(189,042) -	- -	4,419,725 2,857
Gain on settlement of debt	-	-	(1,615,082)
Adjustment to reconcile net income / (loss) to net cash from operations: Increase/(decrease) in accounts payable/royalty payment	(31,754)	(7,601)	401,996
(Increase)/decrease in prepaid expenses Increase/(decrease) in accrued liabilities – related party	(2,227) (44,900)	(2,950) -	(2,227) (838)
Increase/(decrease) in deposits	-	-	(2,200)
Net cash from operating activities	(178,141)	(51,107)	(2,900,477)

Cash flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets Proceeds from sale of equipment	(6,470) 600,000	- -	(42,204) 600,000
Net cash from investing activities	593,530	-	(673,805)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Cash Flow Statements

(Unaudited)

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

Note 6 – Sale of Assets/Leaseback

On March 10, 2008, the Company entered into an Equipment Purchase Agreement to sell its non-proprietary research and development equipment to Planar Energy Devices, Inc. This agreement allows the Company to have continued access to the equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The purchase price of the equipment was $600,000, which was paid on closing. Pursuant to FAS 13, the Company has determined that substantially all of the remaining use of the property has been relinquished, in that the present value of future minimum lease payments is less than 10% of the fair value the equipment sold.  Therefore, the gain has been recognized immediately.

The Company determined it had incorrectly accounted for the sale of assets for the periods ended March 31, 2008 and June 30, 2008.  Management believed it had sold all of its assets, but a component of one asset was segregated from the original sale and subsequently sold in July.  This resulted in Property, Plant and Equipment being understated by $54,948 as of March 31, 2008 and June 30, 2008 and the gain on sale of assets being understated by $54,948 . (See Note 8).

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

Note 8 – Correction of An Error / Restatement

Management determined that the Company had accounted for the sale of its assets improperly in prior periods.  Management believed it had sold all of its assets in March 2008, but a component of one asset was segregated from the original sale and subsequently sold in July 2008.  For the quarters ended March 31, 2008 and June 30, 2008, the Company had understated the gain on sale of the assets by $54,948 and had understated the balance of the remaining property, plant, and equipment on the Company’s books by $54,948.

Oak Ridge Micro-Energy, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 8 – Correction of An Error / Restatement (continued)

	For the Three	From Reactivation
	Months Ended	[Jan. 1, 1996] to
	March 31, 2008	March 31, 2008
Gain /(loss) on disposal of assets
As previously reported	134,094	(4,474,673)
Adjustment	54,948	54,948
Restated amount	189,042	(4,419,725)

Net income / (loss)
As previously reported	1,595	(14,204,561)
Adjustment	54,948	54,948
Restated amount	56,543	(14,149,613)

Basic earnings per share
As previoulsy reported	nil
Adjustment	-
Restated amount	nil

Furniture, fixtures, and equipment
As previoulsy reported	-
Adjustment	54,948
Restated amount	54,948

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

During July 2008 the Company sold the remaining equipment for $113,594 and recognized a gain on the sale of equipment of $58,647.

Results of Operations

During the quarters ended March 31, 2008, and 2007, we had net income (loss) of $56,543 and $(86,440), respectively.  We had no revenues for the three months ended March 31, 2008, or 2007.  For the period from reactivation to March 31, 2008, we had a net loss of $14,149,613.

Liquidity

We incurred a net income of $56,543 for the period ended March 31, 2008. Cash on hand totaled $1,047,069. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

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

Oak Ridge Micro-Energy, Inc.

Date:	November 14, 2008	By:	/s/Mark L. Meriwether
Mark L. Meriwetherl, President and Director