Form 10-Q/A
period 2008-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2008-11-14
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:   November 14 , 2008- 72,591,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2008 (Unaudited) [Restated]	December 31, 2007 (Audited)
Assets
Current assets
Cash	$920,024	$631,680
Prepaid expenses	12,320	-
Total current assets	932,344	631,680

Furniture, fixtures and equipment - net	54,948	498,237
Intangible assets - net	16,954	11,170
Other long-term assets	2,200	2,200
Total assets	$1,006,446	$ 1,143,287

Liabilities and Shareholders' Equity
Accounts payable	$8,496	$ 39,365
Royalty Payable	15,000	15,000
Accrued liabilities - related parties	-	47,253
Total current liabilities	23,496	101,618
Total liabilities	23,496	101,618
Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 72,591,644 issued and outstanding at June 30, 2008 and December 31, 2007	72,592	72,592
Additional paid-in capital	17,494,828	17,494,828
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,264,87 5 )	(14,206,156)
Total shareholders' equity	982,9 50	1,041,669
Total liabilities and shareholders’ equity	$ 1,006,446	$ 1,143,287

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		From Reactivation
	2008	2007	2008 [Restated]	2007	[January1, 1996] to June 30, 2008 [Restated]
Revenues	$10,115	$-	$10,115	$-	$ 128,119

Operating expenses:
General and administrative	118,787	43,434	197,363	62,655	9,218,213
Research and development	8,880	28,258	34,028	56,392	1,350,655
Sales and marketing	-	-	409	530	4,924
(Gain)/loss on disposal of assets	-	-	(189,042)	-	4,419,725
Depreciation and amortization	968	45,855	34,207	91,738	789,276
Total operating expenses	128,635	117,547	76,965	211,315	15,782,793
Operating loss	(118,520)	(117.547)	(66,850)	(211,315)	(15,654,674)

Other income/(expenses):
Interest and other income	3,259	7,739	8,131	15,068	114,876
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	3,259	7,739	8,131	15,068	1,389,799
Net Loss	$(115,261)	$ (109,808)	$ (58,719)	$ (196,247)	$ (14,264,87 5 )

Basic Weighted Shares Outstanding	72,591,644	74,377,707	72,591,644	74,377,707
Basic Loss Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	June 30		From Reactivation
	2008 [Restated]	2007	[January 1, 1996] to June 30, 2008 [Restated]
Cash flow from operating activities:
Net income/(loss)	$ (58,719)	$ (196,247)	$ (14,264,875)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	(189,042)	-	4,419,725
Loss on impairment of patents	-	-	2,857
Issuance of stock for expenses and services	-	-	7,256,598
Gain on settlement of debt	-	-	(1,615,082)
Depreciation and amortization	34,207	91,738	789,276
(Increase)/decrease in prepaid expenses	(12,321)	-	(12,321)
(Increase)/decrease in deposits	-	-	(2,200)
Increase/(decrease) in accounts payable/royalty payment	(30,868)	(7,699)	402,881
Increase/(decrease) in accrued liabilities – related	(47,253)	19,163	(3,191)
Net cash from operating activities	(303,996)	(93,045)	(3,026,332)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(7,660)	-	(43,394)
Proceeds from sale of equipment	600,000	-	600,000
Net cash from investing activities	592,340	-	(674,995)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	288,344	(93,045)	920,024
Cash and cash equivalents, beginning of period	631,680	843,178	-
Cash and cash equivalents, end of period	$920,024	$750,133	$920,024
Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

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

The Company determined it had incorrectly accounted for the sale of assets for the periods ended March 31, 2008, and June 30, 2008.  Management believed it had sold all of its assets, but a component of one asset was segregated from the original sale and subsequently sold in July.  This resulted in Property, Plant and Equipment being understated by $54,948 as of March 31, 2008, and June 30, 2008, and the gain on sale of assets being understated by $54,948 (See Note 8).

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

Note 8 – Correction of a n Error / Restatement

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

Oak Ridge Micro-Energy, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 8 – Correction of An Error / Restatement (continued)

	For the Six	From Reactivation
	Months Ended	[Jan. 1, 1996] to
	June 30, 2008	June 30, 2008
Gain /(loss) on disposal of assets
As previously reported	134,094	(4,474,673)
Adjustment	54,948	54,948
Restated amount	189,042	(4,419,725)

Net income / (loss)
As previously reported	(113,667)	(14,319,823)
Adjustment	54,948	54,948
Restated amount	(58,719)	(14,264,875)

Basic earnings per share
As previoulsy reported	(0.01)
Adjustment	-
Restated amount	(0.01)

Furniture, fixtures, and equipment
As previoulsy reported	-
Adjustment	54,948
Restated amount	54,948

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

General and Administrative expenses were $197,363 in the six month period ended June 30, 2008, compared to $62,655 in the six-month period ended June 30, 2007. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The increase is due to increased professional fees primarily attributable to increased consulting expenses for accounting and management fees, mainly associated with the sale of our research and development equipment.

Liquidity

We incurred a net loss of $58,719 for the six-month period ended June 30, 2008. Cash on hand totaled $920,024. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

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