Form 10-Q
period 2008-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2008-11-14
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 6, 2008 - 72,591,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets
Cash	$841,880	$631,680
Prepaid expenses	11,654	-
Total current assets	853,534	631,680

Furniture, fixtures and equipment - net	-	498,237
Intangible assets - net	17,126	11,170
Other long-term assets	-	2,200
Total assets	$870,660	$1,143,287

Liabilities and Shareholders' Equity
Accounts payable	$4,316	$ 39,365
Royalty payable	15,000	15,000
Accrued liabilities - related parties	-	47,253
Total current liabilities	19,316	101,618
Total liabilities	19,316	101,618
Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 72,591,644 issued and outstanding at September 30, 2008 and December 31, 2007	72,592	72,592
Additional paid-in capital	17,494,828	17,494,828
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,396,481)	(14,206,156)
Total shareholders' equity	851,344	1,041,669
Total liabilities and shareholders’ equity	$870,660	$ 1,143,287

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		From Reactivation
	2008	2007	2008	2007	[January1, 1996] to September 30, 2008
Revenues	$ 1,625	$ -	$ 11,740	$ -	$ 129,744

Operating expenses:
General and administrative	184,918	184,062	382,283	246,717	9,403,132
Research and development	8,875	29,482	42,902	85,874	1,359,530
Sales and marketing	137	240	546	770	5,061
Depreciation and amortization	1,028	44,680	35,235	136,418	790,304
(Gain)/loss on sale of assets	(58,647)	-	(247,689)	-	4,361,078
Total operating expenses	136,311	258,464	213,277	469,779	15,919,105
Operating loss	(134,686)	(258,464)	(201,537)	(469,779)	(15,789,361)

Other income/(expenses):
Interest and other income	3,081	6,862	11,212	21,930	117,957
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	3,081	6,862	11,212	21,930	1,392,880
Net loss	$(131,605)	$ (251,602)	$ (190,325)	$ (447,849)	$ (14,396,481)

Basic Weighted Shares Outstanding	72,591,644	73,921,269	72,591,644	74,226,122
Basic Loss Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statement of Cash Flows

	September 30		From Reactivation
	2008	2007	[January 1, 1996] to September 30, 2008
Cash flow from operating activities:
Net income/(loss)	$ (190,325)	$ (447,849)	$ (14,396,481)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	(247,689)	-	4,361,078
Loss on impairment of patents	-	-	2,857
Issuance of stock for expenses and services	-	136,246	7,256,598
Gain on settlement of debt	-	-	(1,615,082)
Depreciation and amortization	35,235	136,418	790,304
(Increase)/decrease in prepaid expenses	(11,654)	-	(11,654)
Increase/(decrease) in accounts payable/royalty payment	(35,048)	(43,335)	398,701
(Increase)/decrease in deposits	2,200	-	-
Increase/(decrease) in accrued liabilities	-	59,063	-
Increase/(decrease) in accrued liabilities – related	(47,253)	-	(3,191)
Net cash from operating activities	(494,534)	(159,457)	(3,216,870)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(8,860)	-	(44,594)
Proceeds from sale of equipment	713,594	-	713,594
Net cash from investing activities	704,734	-	(562,601)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	210,200	(159,457)	841,880
Cash and cash equivalents, beginning of period	631,680	843,178	-
Cash and cash equivalents, end of period	$841,880	$683,721	$841,880
Cash paid for taxes	$0	$0

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Condensed Consolidated Statement of Cash Flows

Cash paid for interest	$0	$0

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 - Description of Business and Liquidity

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2008, and December 31, 2007, (b) the results of operations for the three-month and nine-month periods ended September 30, 2008, and 2007, and (c) cash flows for the nine month period ended September 30, 2008, and 2007.  The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The results of operations for the three month and nine month periods ended September 30, 2008, are not necessarily indicative of those to be expected for the entire year.

Note 2 - Basic and Diluted Net Income (Loss) Per Share

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

Note 3 - Technology License Agreement

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

As of September 30, 2008, the Company has paid $5,000 in royalties and accrued a liability of $15,000. Since the Company is negotiating new terms to this agreement that will impact the amount owed for 2008 and thereafter, it has not accrued additional liability because it is not likely the new agreement will require royalties until there are sales to support the royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Stockholders’ Equity

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

As of December 31, 2007 the Company owed a shareholder $47,253 for expenses the shareholder had paid on behalf of the Company. During the nine months ended September 30, 2008, the shareholder loaned the Company an additional $80,100 to cover the Company’s operating expenses. The Company, however, repaid the shareholder $127,353 during the nine months ended September 30, 2008. As of September 30, 2008, the Company had repaid the total amount owed to this shareholder.

Note 6 - Sale of Assets/Leaseback

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

Note 7 - Recent Accounting Pronouncements

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

(Development Stage Company)

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

In May 2008, the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, which is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

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

On March 10, 2008, we sold most of our laboratory equipment to Planar Energy Devices, Inc., with a lease-back arrangement to allow us to use the equipment for up to 18 months.

During July 2008 the Company sold the remaining equipment for $113,594 and recognized a gain on the sale of equipment of $58,647.

Results of Operations

Period ended September 30, 2008, compared to period ended September 30, 2007.

Revenue

We had $11,740 in revenue in 2008, and $0 in revenue for 2007.  Our revenue consisted of consulting agreements with various companies.

Operating Expenses

Research and development expenses in the nine month period ended September 30, 2008, were $42,902, compared to $85,874 during the nine month period ended September 30, 2007. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.   We expect a steady decline in research and development expenses as we continue to unwind our research and development stage, although we will continue to incur small salaries in the research and development department.

General and Administrative expenses were $382,283 in the nine month period ended September 30, 2008, compared to $246,717 in the nine month period ended September 30, 2007. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The increase is due to increased professional fees primarily attributable to increased consulting expenses for accounting and management fees.

Liquidity

We incurred a net loss of $190,325 for the period ended September 30, 2008. Cash on hand totaled $841,880. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the year ended September 30, 2008.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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