Form 10-K
period 2008-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2009-04-16
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-50032

OAK RIDGE MICRO-ENERGY, INC.

(Exact Name of Registrant as specified  in its Charter)

Colorado	94-3431032
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

275 Midway Lane

Oak Ridge, TN 37830

 (Address of Principal Executive Offices)

(801) 556-9928

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was $2,061,688.70, based on 41,233,774 shares held by non-affiliates and the closing price of $0.05 per share for the Registrant’s common stock on the OTCBB on June 30, 2008.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Outstanding Shares

As of April 13, 2009, the Registrant had 74,091,644 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “Oak Ridge Micro-Energy, Inc.,” “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Oak Ridge Micro-Energy, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop continuing business relationships and customers.

ITEM 1.  BUSINESS

Business Development

We have completed our research and development stage and have entered the next stage in which we will focus our energy and resources on marketing and licensing the thin-film battery to suitable partners across all industries. We have been in contact with several large-scale, multinational companies who have expressed interest in our thin-film battery technology.  This step is Stage 3 of our business plan.

We have from our inception focused on research and development, testing and prototyping in order to improve the original thin-film battery core technology.  We have reached the stage where all conceivable improvements and enhancements required for product integration into the largest and most profitable markets have been accomplished. Through our R&D, we have, among other achievements, significantly improved Lipon, the key layer of the original thin-film battery; changed the composition of the battery; developed a hermetic package, including getters that withstand solder reflow conditions and protect the battery from air exposure; developed a new anode-cathode combination (the active battery components), which allows for record high temperature cycles of 170 degrees Celsius; and have developed a thin-film battery that operates between 2 V and 1 V. A summary of our issued and pending patents is as follows:

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

Develops a TFB that operates between 2 V and 1 V

In addition to issued and pending patents, we have numerous trade secrets in thin film battery technology related to battery construction and thin-film processing.

During the past several years, numerous large-scale, multinational companies have contacted us with interest in the thin-film battery technology (the “TFB Technology”). We believe our unique patented technology is ready for large-scale production and commercialization into many viable product lines. We intend to move into a strong and aggressive licensing mode.  We are currently in discussion with several companies seeking to integrate our technology into their various product lines and new designs. These companies have expressed an interest in licensing our proprietary TFB Technology.

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

In March 2009, we signed a non-binding Letter of Intent to license our Intellectual Property.  We are currently in the process of finalizing the License Agreement and expects to announce terms and details of the License Agreement when the transaction consummates.  We are also currently involved in various stages of negotiation with other companies about the potential of further license agreements.

Business Development Activities

Developments During the Year Ended December 31, 2008

On March 10, 2008, we entered into and completed an Equipment Purchase Agreement to sell our non-proprietary research and development equipment (the “Equipment”) and sub-lease our Oak Ridge, TN, facility, to Planar Energy Devices, Inc., a Delaware corporation (“Planar”). This agreement allows us to have continued access to the Equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the Equipment was $600,000, which was paid on closing.  See our 8-K Current Report dated March 10, 2008, which was filed with the Securities and Exchange Commission on March 14, 2008.  See Part IV, Item 15.

Developments During the Year Ended December 31, 2007

On July 26, 2007, we settled our lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka, (the “Defendants”), which was commenced on August 27, 2004, resulting in all shares that were subject to the preliminary injunction to be immediately returned to us. We and the Defendants also compromised all claims each had against the other; and the earlier orders finding violations by the Defendants of applicable securities laws, rules or regulations were vacated.  See our 8-K Current Report dated December 22, 2004, which was filed with the Securities and Exchange Commission on January 6, 2005, and the 8-K/A Current Report dated December 22, 2004 and filed with the Securities and Exchange Commission on July 27, 2007.  See Part IV, Item 15.

Developments During the Year Ended December 31, 2006.

On February 7, 2006, our second patent was granted, “Long life thin-film battery and method therefore,” U.S.6,994,933, with 21 claims related to a packaging method for thin-film batteries.  A continuation in part of a patent pending dealing with an improvement on a new type of package for thin-film batteries was filed in September 2006.  We then had two issued patents and two patents pending.  As announced on May 23, 2006, using our advanced packaging method and a new anode-cathode combination (the active battery components), we developed a prototype lithium-ion battery that can be cycled at a record high temperature of 170 degrees Celsius (338 degrees Fahrenheit). Conventional rechargeable lithium-ion batteries cannot be cycled at temperatures much above 60 degrees Celsius.  In September 2006, we announced that, with our newly developed package, our standard lithium-ion batteries can withstand temperatures above 285 degrees Celsius (545 degrees Fahrenheit) in a discharged state, and therefore can meet the temperature requirements of a solder reflow assembly process recently mandated in the E.U. and China.

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

On June 1, 2004, our Board of Directors authorized a three for one forward split of our common stock by dividend. See our 8-K Current Report dated May 10, 2004, and filed with the Securities and Exchange Commission on May 25, 2004. See Part IV, Item 15. All computations herein take into account this forward split.

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

Description of Business

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

Distribution Methods of the Products or Services

Our continuing improvements to our patented and proprietary Intellectual Property portfolio have readied our technology for manufacturing and product integration into the above mentioned applications, See the heading  “Principal Products or Services and Their Markets,” above, among many headings in this Item 1.   We have determined that licensing our technology is not only the most cost effective and profitable method of penetrating these markets, but will also eliminate the necessity to maintain large manufacturing facilitates.  In return, we will receive royalty payments.  Further, we have current negotiations in place for large-scale manufacturing arrangements with a potential licensee.  Our years of discussions within the industry have given us a long list of potential companies and contacts that may benefit from our technology, and we are actively pursuing our current contact list to discuss potential License Agreements.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

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

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

See the first general heading “Business Development” above.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.

Effect of Existing or Probable Governmental Regulations on the Business

Federal and State Law

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Exchange Act

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the Securities and Exchange Commission.  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.  While the exact cost is not known, management estimates that the cost to develop, document and implement the internal control and disclosure procedures required under the Sarbanes/Oxley Act would be in the range of $4,000 to $8,000.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We spent $50,468 and $114,127 in December 31, 2008, and 2007, respectively, on research and development.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full-Time Employees

We currently have two full-time employees.

Reports to Security Holders

Additional Information

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the Securities and Exchange Commission at its Internet site at www.sec.gov.  Please call the Securities and Exchange Commission at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our Securities and Exchange Commission reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

ITEM 2:  PROPERTIES

At year-end, we maintained a 5,000 square foot laboratory facility in the city of Oak Ridge, TN. The rental cost was $2,200 per month. On March 10, 2008, this facility was subleased to Planar. See the heading “Developments Subsequent to the Year Ended December 31, 2007,” above.  By year-end, Planar had removed all equipment from the facility and ceased to sublease our facility.  As part of our agreement with Planar, we will continue to have access to our equipment, now located at Planar’s facilities, for a small fee as needed.  As of April 2009, we have terminated our lease agreement at the above-mentioned facility.  We continue to maintain office space provided by our Chief Executive Officer in Salt Lake City, Utah.

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

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, and except as indicated below, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

On July 26, 2007, we settled our lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka, (the “Defendants”), which was commenced on August 27, 2004, resulting in all shares that were subject to the preliminary injunction to be immediately returned to us. We and the Defendants also compromised all claims each had against the other; and the earlier orders finding violations by the Defendants of applicable securities laws, rules or regulations were vacated.  See our 8-K Current Report dated December 22, 2004, which was filed with the Securities and Exchange Commission on January 6, 2005, and the 8-K/A Current Report dated December 22, 2004 and filed with the Securities and Exchange Commission on July 27, 2007.  See Part IV, Item 15.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2008 and 2007, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Period	High	Low
January 1, 2008 through March 31, 2008	$0.09	$0.04
April 1, 2008 through June 30, 2008	$.095	$0.05
July 1, 2008 through September 30, 2008	$0.075	$0.04
October 1, 2008 through December 31, 2008	$0.06	$0.02
January 1, 2007 through March 31, 2007	$0.24	$0.168
April 1, 2007 through June 30, 2007	$0.21	$0.13
July 1, 2007 through September 30, 2007	$0.19	$0.155
October 1, 2007 through December 31, 2007	$0.15	$0.068

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

We currently have 488 stockholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

There are no present material restrictions that limit our ability to pay dividends on common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, with the exception of the dividend by which we effected a three for one forward split in 2004, and do not intend to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last three years, we issued the following unregistered securities:

Common Stock Issued for	Number of Shares	Year
Issuance of common stock for services at $0.11 per share	6,975,000	2004
Sale of common stock at $.42 per share	9,012,390	2004
Common stock issued for services at $.13 per share	9,490,071	2004
Common stock issued for services at $.15 per share	41,208	2004
Common stock issued for UT-Battelle license at $.42 per share	47,619	2004
Common Stock issued for services at $.11	64,614	2004
Issuance of common stock for services at $0.1114 per share to Board Members and Consultants*	5,040,000	2005
Sale of common stock at $0.42 per share to one person	30,000	2005
Sale of common stock at $0.20 per share to one person	300,000	2005
Issuance of common stock for services at $0.32 per share to an employee	75,000	2005
Issuance of common stock for services at $0.23	5,300,000	2006
Issuance of common stock for services at $0.20	200,000	2006
Issuance of common stock for services at $0.15	575,000	2006
Issuance of common stock for services at $0.18	177,000	2006
Cancelled shares from settlement of lawsuit	1,786,000	2007
Issuance of common stock for services at $0.03	1,500,000	2008

Exemptions from Registration for Sales of Restricted Securities.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2008, and 2007.  However, we did settle our lawsuit against Timothy Rock, Andrew Goodell, Water & Gold, Inc. and Jeffery Kohutka during fiscal 2007, which was commenced on August 27, 2004, resulting in 1,786,000 shares that were subject to the preliminary injunction being returned to our authorized but unissued shares.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

In March 2009, the Company signed a Letter of Intent to license its Intellectual Property.   The Company is currently in the process of finalizing the License Agreement and expects to announce terms and details of the agreement shortly.  The Company is currently involved in various stages of negotiation with other companies about the potential of further license agreements.

On March 10, 2008, we sold our laboratory equipment to Planar Energy Devices, Inc., with a lease-back arrangement to allow us to use the equipment for up to 18 months.

Liquidity and Capital Resources

We incurred a net loss of ($427,779) for the year ended December 31, 2008. Cash on hand totaled $698,509. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Results of Operations

For the 12 month periods ended December 31, 2008 and 2007

During the year ended December 31, 2008, we had a net loss of ($427,779), resulting from operations.  During this same period ending December 31, 2007, we had a net loss of ($553,888), also resulting from operations.  Our revenues for 2008 increased, to $18,872 compared to $0 in 2007 from consulting agreements with various companies.

Research and development expenses in the yearly period ended December 31, 2008, were $50,468, compared to $114,127 during the yearly period ended December 31, 2007. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.   We expect a steady decline in research and development expenses as we continue to unwind our research and development stage, although we will continue to incur small salaries in the research and development department.

General and Administrative expenses were $621,788 in the yearly period ended December 31, 2008, compared to $289,328 in the yearly period ended December 31, 2007. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The increase is due to increased professional fees primarily attributable to increased consulting expenses for accounting and management fees, mainly associated with the sale of our research and development equipment, as well as expense taken for stock issuance to various consultants.

Sales and marketing decreased to $546 in 2008 from $1,060 in 2007 and depreciation and amortization also decreased to $37,787 in 2008 from $177,888 in 2007.  Interest income decreased for 2008 to $16,249 from $28,515 in 2007.  In 2008, we had a gain on sale of assets of  $247,689.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Oak Ridge Micro-Energy, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Micro-Energy, Inc.,(A Development Stage Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from reactivation [January 1, 1996] to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2008 and 2007 and the results of operations and cash flows for the years ended December 31, 2008 and 2007 and for the period from reactivation [January 1, 1996] to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2009

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash	$698,509	$631,680
Prepaid expenses	8,691	-
Total current assets	707,200	631,680
Furniture, fixtures and equipment – net	-	498,237
Intangible assets – net	17,979	11,170
Other long-term assets	-	2,200
Total assets	$725,179	$1,143,287
Liabilities and Shareholders' Equity
Accounts payable	$8,937	$ 39,365
Royalty payable	25,000	15,000
Accrued liabilities - related parties	17,000	47,253
Accrued liabilities – other	15,352	-
Total current liabilities	66,289	101,618
Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,091,644 issued and outstanding at December 31, 2008 and 72,591,644 issued and outstanding at December 31, 2007.	74,092	72,592
Additional paid-in capital	17,538,328	17,494,828
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,633,935)	(14,206,156)
Total shareholders' equity	658,890	1,041,669
Total liabilities and shareholders’ equity	$725,179	$ 1,143,287

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Operations

	December 31,		From Reactivation
	2008	2007	[January1, 1996] to December 31, 2008
Consulting Revenues	$18,872	$-	$136,876

Operating expenses:
General and administrative	621,788	289,328	9,642637
Research and development	50,468	114,127	1,367,096
Sales and marketing	546	1,060	5,061
Depreciation and amortization	37,787	177,888	792,856
Total operating expenses	710,589	582,403	11,807,650
Operating loss	(691,717)	(582,403)	(11,670,774)

Other income/(expenses):
Interest and other income	16,249	28,515	122,994
Interest expense	-	-	(340,159)
Gain/(loss) on sale of assets	247,689	-	(4,361,078)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	263,938	28,515	(2,963,161)
Net loss	$(427,779)	$ (553,888)	$ (14,633,935)

Basic Weighted Shares Outstanding	72,649,178	73,738,522
Basic Loss Per Share	$ (0.01)	$ (0.01)

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Stockholders' Equity

	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance January 1, 1996	1,215,252	1,215	5,421,856	(2,319,595)
Stock for services at $0.70	89,694	90	20,843	-
Net operating loss - December 31, 1996	-	-	-	(4,748,837)
Net operating loss - December 31, 1997	-	-	-	(111,272)
Net operating loss - December 31, 1998	-	-	-	(31,347)
Net operating loss - December 31, 1999	-	-	-	(31,347)
Stock for services at $0.32	2,970,000	2,970	28,500	-
Stock for expenses at $0.035	2,036,190	2,036	21,694	-
Stock for payment of debt at $0.018	28,444,776	28,445	146,045	-
Common stock for retirement of preferred stock	233,106	233	32,962	-
Contributions to capital-expenses	-	-	15,000	-
Net operating profit - December 31, 2000	-	-	-	1,473,828
Return and cancellation of common stock	(12,000,000)	(12,000)	12,000	-
Stock for payment of debt at $0.28	525,000	525	48,191	-
Stock for cash at $2.00	60,000	60	39,940	-
Net operating loss - December 31, 2001	-	-	-	(116,761)
Issuance of common stock for all stock of Oak Ridge Micro-Energy	89,709	90	9,910	-
Stock for cash - net of costs - at $2.37	1,800,018	1,800	1,386,200	-
Stock for cash at $2.00	112,500	112	74,888	-
Stock for services at $2.00	375,000	375	61,625	-
Net operating loss - December 31, 2002	-	-	-	(697,953)
Stock for services at $0.39 average	10,041,501	10,041	1,297,249	-
Stock for cash at $1.25	195,060	195	81,080	-
Net operating loss - December 31, 2003	-	-	-	(1,666,290)
Stock for cash at $0.42 - $0.66	9,057,390	9,058	2,955,518	-

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Stockholders' Equity

Stock for services and expenses at average $0.13	17,387,892	17,388	2,318,094	-
Stock for license at $0.42	47,619	48	19,952	-
Net operating loss - December 31, 2004	-	-	-	(3,216,846)
Stock for services at $0.1114	5,040,000	5,040	1,897,961	-
Sale of common stock at $0.42	30,000	30	12,470	-
Sale of common stock at $0.20	300,000	300	59,700	-
Stock for services at $0.32	75,000	75	23,925	-
Net operating loss - December 31, 2005	-	-	-	(2,618,616)
Stock for services at $0.23	5,300,000	5,300	1,213,712	-
Stock for services at $0.20	200,000	200	40,300
Stock for services at $0.15	575,000	575	85,675
Stock for services at $0.18	177,000	177	31,506
Net operating loss - December 31, 2006	-	-	-	(1,886,827)
Cancelled shares from settlement of lawsuit	(1,786,063)	(1,786)	138,032
Net operating loss - December 31, 2007	-	-	-	(553,888)
Stock for services at $0.03	1,500,000	1,500	43,500
Net operating loss – December 31, 2008				(427,779)
	74,091,644	$74,092	$17,538,328	$(16,953,530)

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Cash Flows

	December 31		From Reactivation
	2008	2007	[January 1, 1996] to December 31, 2008
Cash flow from operating activities:
Net income/(loss)	$ (427,779)	$ (553,888)	$ (14,633,935)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	(247,689)	-	4,361,078
Loss on impairment of patents	-	2,857	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	45,000	136,246	7,301,598
Depreciation and amortization	37,787	177,888	792,856
(Increase)/decrease in prepaid expenses	(8,691)	-	(8,691)
(Increase)/decrease) in deposits	2,200	-	-
Increase/(decrease) in accounts payable/royalty payment	(20,428)	(15,260)	413,321
Increase/(decrease) in accrued liabilities	15,352	-	15,352
Increase/(decrease) in accrued liabilities – related	(30,253)	44,062	13,809
Net cash from operating activities	(634,501)	(208,095)	(3,356,837)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(12,265)	(3,403)	(47,999)
Proceeds from sale of equipment	713,595	-	713,595
Net cash from investing activities	701,330	(3,403)	(566,005)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	66,829	(211,498)	698,509
Cash and cash equivalents, beginning of period	631,680	843,178	-
Cash and cash equivalents, end of period	$698,509	$631,680	$698,509

Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

Note 2 – Summary of Accounting Policies

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions

Revenue is recognized as products are delivered to the customer.  That is, the arrangements of the sale are documented, the product or service is delivered to the customer, the pricing becomes final, and collectability is reasonably assured.  Revenue is recognized on the sale and delivery of a product or the completion of  consulting services provided.

Consolidation

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2008 and 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2008 and 2007 relating to unrecognized benefits.

Research and Development

All costs of research and development, including wages, supplies, consultants, and depreciation on equipment used in research and development, are expensed as incurred.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

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

Furniture, Fixtures, and Equipment

Equipment consists of office and other equipment used in the research and development of the thin-film lithium battery and is being depreciated over five and seven years using the straight-line method of depreciation. During 2008 the Company sold all of its fixed assets.

Long Lived-Assets

The Company periodically evaluates the economic lives of its long-lived assets and if there has been impairment in the value of the assets a loss would be recognized in the operating statement.

Intangibles/Patents

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

Financial Instruments

TheIn accordance with SFAS No. 157, “Fair Value Measurements”, the carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the federally insured amounts of $250,000.  The amount in excess of federally insured amounts as of December 31, 2008 is $238,456.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred. For the year ended December 31, 2008 and 2007, the Company recognized $546 and $1,060, respectively, in advertising expenses.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

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

In September 2006, the FASB issues SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective January 1, 2008, except for nonfinancial assets and liabilities, which are effective January 1, 2009.  The Company adopted SFAS 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently determining what impact the application of SFAS 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The SFAS No. 141(R) will affect potential business combinations after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited. The Company does not expect that the adoption of SFAS 160 will have a material impact its consolidated financial statements.

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

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements (Continued)

In December 2007,May 2008 the FASB issued released SFAS No. 141  (revised  2007) (“ 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 141R”),  “Business  Combinations”  162 identifies the sources of accounting principles and SFAS No. 160 (“SFAS 160”),   “Noncontrolling Intereststhe framework for selecting the principles to be used in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact the preparation of financial statements both on the acquisition date and of nongovernmental entities that are presented in subsequent periods.  SFAS 160 will change the accounting and   reporting   conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for minority   interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the Company GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning January 1, 2009.  Earlyon or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption is not permitted.  The Company is evaluating the impact these statementsof SFAS 163 will have a material impact on its consolidated financial statements.

Note 3 – Accounting for Taxes

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire at various times through 2028.  No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since reactivation.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.

Description	Balance	Tax	Rate
Net operating loss	$10,941,481	$3,720,104	34%
Valuation allowance		(3,720,104)	(34%)
Deferred tax asset		$ -	0%

The valuation allowance has increased approximately $136,825 from $3,583,279 at December 31, 2007.  The increase is due to the benefits of current year net operating loss carry forwards.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

Note 3 – Accounting for Taxes (Continued)

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Year ended, December 31
	2007	2006
Federal statutory rate	35.0%	35.0%
Effect of:
State income taxes	0.0%	0.0%
Change in valuation allowance	-35.0%	-35.0%
Effective tax rate	0.0%	0.0%

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for 2008 is presented in the table below:

Balance as of January 1, 2008	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-

Balance as of December 31, 2008	$-

Note 4 – Technology License Agreement

On December 28, 2001 the Company entered into a license and royalty agreement to further develop and market a rechargeable thin-film lithium battery for use in a variety of applications, such as, RFID tags for airlines and supply chain management, drug delivery systems and implantable medical devices, and non-volatile memory backup. The terms of the agreement included payments of $90,000 in cash and stock of the Company (completed).

During 2007 the Company renegotiated the minimum royalty payment to $5,000 per year.  As of December 31, 2008, the Company had accrued a liability of $25,000 for past year’s minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

On March 31, 2009, the Company sent a notice of termination to the license holder.   The Company has deemed the license unnecessary based upon a fact the Company no longer plans to directly participate in the manufacturing process of the thin-film battery. (See Note 10)

Note 5 – Stockholders’ Equity

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

In December 2008 the Company issued 1,500,000 of common stock for services valued at $45,000.

Note 6 - Related Parties

Officers, directors, family members of the officers and directors, and the officer and directors controlled entities have acquired 45% of the Company’s outstanding common stock.

During 2008 the Company repaid $47,253 to related parties.  As of December 31, 2008 the Company owed related parties $17,000 for services performed during the year.  The amount due is non-interest bearing, unsecured, and payable on demand.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

Note 7 – Lease Obligation

The Company has an operating lease for its office space located in Oak Ridge, Tennessee. The rental expense for 2007 was $26,455 and $26,768 for 2008.  Future minimum rental payments required under the non-cancelable operating lease follows:

For the Year Ending December 31,

2009 - $11,000

As of April 2009, we have terminated our lease agreement at the above-mentioned facility.  We have terminated our lease agreement at the above mentioned facility.

Note 8 – Patents

At December 31, 2008, the Company had capitalized patents subject to amortization of $43,942 net of and $25,963 in accumulated amortization. All patent costs were assessed for impairment based on their estimated future cash flows. The Company recognized a general and administrative expense of $0 as a loss on impairment during the year ended December 31, 2008 and $2,895 during the year ended December 31, 2007.  Amortization expense was $5,456 and $3,055 for the years ended December 31, 2008 and 2007, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Total Expense
For the year ended 12/31/2009	$5,734
For the year ended 12/31/2010	4,859
For the year ended 12/31/2011	3,478
For the year ended 12/31/2012	2,649
For the year ended 12/31/2013	632

Note 9 – Sale of Assets/Leaseback

On March 10, 2008, the Company entered into and completed an Equipment Purchase Agreement to sell its non-proprietary research and development equipment to Planar Energy Devices, Inc. This agreement allows the Company to have continued access to the equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the equipment was $600,000, which was paid on closing. Pursuant to SFAS 13, “Accounting for Leases”, the Company has determined that substantially all of the remaining use of the property has been relinquished, in that the present value of future minimum lease payments is less than 10% of the fair value the equipment sold.  Therefore, the gain has been recognized immediately.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 10 –Subsequent Events

In March 2009, the Company signed a Letter of Intent to license its Intellectual Property.   The Company is currently in the process of finalizing the License Agreement and expects to announce terms and details of the agreement when the transaction consummates.  The Company is currently involved in various stages of negotiation with other companies about the potential of further license agreements.

As of April 2009, we have terminated our lease agreement at the above-mentioned facility.  We continue to maintain office space provided by our Chief Executive Officer in Salt Lake City, UT.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

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

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2008, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

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

Background and Business Experience

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

Mark Meriwether. Mr. Meriwether is 52 years of age, and for the past 19 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our directors and executive officers.

Directorships Held in Other Reporting Companies

Our officers and directors hold no other positions in any other reporting companies.

Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, there were no reports required to be filed.

Code of Ethics

We have adopted a Code of Ethics, and it was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003. See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we have only two directors and executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because we have only two directors and executive officers and our business operations are conducted in one facility. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
John B. Bates, CTO and Director	12/31/08 12/31/07 12/31/06	$41,458 $72,000 $60,814	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$ $72,000 $60,814
Mark L. Meriwether President Sec/Treas. & Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	*	0 0 0	0 0 0	0 0 0	$ 174,146 $ 2,709 $ 5,000	$ 174,146 $ 2,709 $ 5,000

* On March 24, 2006, pursuant to resolutions adopted by our Board of Directors and an S-8 Registration Statement that was filed on that date with the Securities and Exchange Commission, we issued 5,300,000 shares of our $0.001 par value common stock to three individuals pursuant to written compensation agreements at a price of $0.23 per share for gross aggregate compensation of $1,219,000. Mark Meriwether, our President, Secretary and a director, received 4,400,000 of these shares as a bonus under his Amended and Restated Employment Agreement with us. See Part IV, Item 15.

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securi-ties Underly-ing Unexer-cised Options (#) Exercis-able	Number of Securities underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expira-tion Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incen-tive Plan Awards: Number of Unearn-ed Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incen-tive Plan Awards: Market or Payout Value of Unearn-ed Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John B. Bates	None	None	None	None	None	None	None	None	None
Mark L. Meriwether	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John B. Bates	None	None	None	None	None	None	0
Mark L. Meriwether	None	(1)	None	None	None	$174,146	$174,146

* On March 24, 2006, pursuant to resolutions adopted by the Board of Directors and an S-8 Registration Statement that was filed on that date with the Securities and Exchange Commission, we issued 5,300,000 shares of its $0.001 par value common stock to three individuals pursuant to written compensation agreements at a price of $0.23 per share for gross aggregate compensation of $1,219,000. Mark Meriwether, our President, Secretary and a director, received 4,400,000 of these shares as a bonus under his Amended and Restated Employment Agreement with us. See Part IV, Item 15.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal stockholders owning 5% of more  of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	John B. Bates, Ph.D.	18,059,706	24.4%
Common Stock	Mark L. Meriwether	14,798,164(2)	19.9%

(1) Percentages are based on 74,091,644 shares of common stock outstanding at April 13, 2009.

(2) Mr. Meriwether owns 12,489,664 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 784,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 1,200,000 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	John B. Bates, Ph.D.	18,059,706	24.4%
Common Stock	Mark L. Meriwether	14,798,164(2)	19.9%

(1) Percentages are based on 74,091,644 shares of common stock outstanding at April 13, 2009.

(2) Mr. Meriwether owns 12,489,664 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 784,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 1,200,000 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2008, we owed related parties $17,000 for services performed during the year.

Except as noted above, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008	2007
Audit Fees	$27,500	$10,553
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$27,500	$10,553

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit Number	Description
21 23	Subsidiaries Consent of Mantyla McReynolds, LLC
31	302 Certification of Mark Meriwether
32	906 Certification

Where Incorporated In This Annual Report
S-8 Registration Statement filed March 24, 2006** Exhibit 99.1 Amended and Restated Employment Agreement of Mark Meriwether**	Part III, Item 11
Form 8-A Registration Statement filed August 10, 2002** Exhibit 3: Amended and Restated Articles of Incorporation**	Part I, Item 1
10-KSB Annual Report for the year ended December 31, 2003**	Part III, Item 10

8-K Current Report dated March 10, 2008** 8-K Current Report dated May 10, 2004** 8-K Current Report dated December 22, 2004** 8-K/A Current Report dated December 22, 2004**	Part I, Item 1 Part I, Item 1 Part I, Item 1 and Part III, Item 11 Part I, Item 1 and Part III, Item 11

* Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

** These documents and related Exhibits have previously been filed with the Securities and Exchange Commission and are referenced for additional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2009	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2009	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President and Director

Date:	April 15, 2009	By:	/s/John B. Bates
John B. Bates
CTO and Director