Form 10-Q
period 2009-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2009-05-15
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 14, 2009 - 74,091,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current assets
Cash	$605,924	$698,509
Prepaid expenses	6,150	8,691
Total current assets	612,074	707,200

Intangible assets - net	17,433	17,979
Total assets	$629,507	$725,179

Liabilities and Shareholders' Equity
Accounts payable	$3,348	$8,937
Royalty payable	26,250	25,000
Accrued liabilities - related parties	-	17,000
Accrued liabilities - other	15,352	15,352
Total current liabilities	44,950	66,289
Total liabilities	44,950	66,289
Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,091,644 issued and outstanding at March 31, 2009 and December 31, 2008	74,092	74,092
Additional paid-in capital	17,538,328	17,538,328
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,708,268)	(14,633,935)
Total shareholders' equity	584,557	658,890
Total liabilities and shareholders’ equity	$629,507	$725,179

See accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Operations

	For the Three Months Ended
	March 31,		From Reactivation
	2009	2008	[January1, 1996] to March 31, 2009
Revenues	$-	$-	$136,876

Operating expenses:
General and administrative	69,449	78,576	9,712,086
Research and development	6,541	25,147	1,373,637
Sales and marketing	-	409	5,061
(Gain)/loss of sale of assets	-	(189,042)	4,361,078
Depreciation and amortization	1,147	33,239	794,003
Total operating expenses	77,137	(51,671)	16,245,865
Operating income/(loss)	(77,137)	51,671	(16,108,989)

Other income/(expenses):
Interest and other income	2,804	4,872	125,798
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	2,804	4,872	1,400,721
Net income/(loss)	$(74,333)	$ 56,543	$ (14,708,268)

Basic Income (Loss) Per Share	$ (0.01)	nil
Basic and Diluted Weighted Shares Outstanding	74,091,644	72,591,644

See accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

	March 31		From Reactivation
	2009	2008	[January 1, 1996] to March 31, 2009
Cash flow from operating activities:
Net income/(loss)	$ (74,333)	$ 56,543	$ (14,708,268)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	(189,042)	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	1,147	33,239	794,003
(Increase)/decrease in prepaid expenses	2,541	(2,227)	(6,150)
Increase/(decrease) in accounts payable/royalty payment	(4,340)	(31,754)	408,981
Increase/(decrease) in accrued liabilities	-	-	15,352
Increase/(decrease) in accrued liabilities – related parties	(17,000)	(44,900)	(3,191)
Net cash from operating activities	(91,985)	(178,141)	(3,448,822)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(600)	(6,470)	(48,599)
Proceeds from sale of equipment	-	600,000	713,595
Net cash from investing activities	(600)	593,530	(566,605)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	(92,585)	415,389	605,924
Cash and cash equivalents, beginning of period	698,509	631,680	-
Cash and cash equivalents, end of period	$605,924	$1,047,069	$605,924
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2009 and December 31, 2008 (b) the results of operations for the three-month periods ended March 31, 2009 and 2008, and (c) cash flows for the three-month period ended March 31, 2009 and 2008.  The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  For the quarter ended March 31, 2009, the Company had accrued an additional liability of $1,250. The total accrued liability balance as of March 31, 2009 was $26,250.

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

During the quarter ended March 31, 2009, the Company paid related parties $17,000. As a result the accrued liabilities – related party balance as of March 31, 2009 decreased to zero.

Note 6 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward. The Company adopted SFAS No. 160 on January 1, 2009.  As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Since the Company has no derivative instruments the adoption of SFAS 161 has had no impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 163 on January 1, 2009 with no impact on its consolidated financial statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 7 – Revenue Recognition

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended March 31, 2009, compared to period ended March 31, 2008.

Revenue

We had $0 in revenue in 2009, and $0 in revenue for 2008.

Operating Expenses

Research and development expenses in the three-month period ended March 31, 2009 were $6,541, compared to $25,147 during the three-month period ended March 31, 2008. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.   We expect a steady decline in research and development expenses as we continue to unwind our research and development stage, although we will continue to incur small salaries in the research and development department.

General and Administrative expenses were $69,449 in the three-month period ended March 31, 2009, compared to $78,576 in the three-month period ended March 31, 2008. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.

Liquidity

We incurred a net loss of $74,333 for the period ended March 31, 2009. Cash on hand totaled $605,924. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Oak Ridge Micro-Energy, Inc.

Date:	May 15, 2009	By:	/s/Mark L. Meriwether
Mark L. Meriwetherl, President and Director