Form 10-Q
period 2009-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2009-08-14
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 14, 2009 - 74,091,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current assets
Cash	$562,795	$698,509
Prepaid expenses	-	8,691
Total current assets	562,795	707,200

Intangible assets - net	34,521	17,979
Total assets	$597,316	$725,179

Liabilities and Shareholders' Equity
Accounts payable	$17,199	$8,937
Royalty payable	27,500	25,000
Accrued liabilities - related parties	-	17,000
Accrued liabilities - other	15,352	15,352
Total current liabilities	60,051	66,289
Total liabilities	60,051	66,289

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,091,644 issued and outstanding at June 30, 2009 and December 31, 2008	74,092	74,092
Additional paid-in capital	17,538,328	17,538,328
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,755,560)	(14,633,935)
Total shareholders' equity	537,265	658,890
Total liabilities and shareholders’ equity	$597,316	$725,179

See accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended' June 30,		From Reactivation
	2009	2008	2009	2008	[January1, 1996] to June 30, 2009
Revenues	$ -	$10,115	$ -	$10,115	$136,876

Operating expenses:
General and administrative	40,404	118,787	109,853	197,363	9,752,490
Research and development	6,496	8,880	13,037	34,028	1,380,133
Sales and marketing	-	-	-	409	5,061
(Gain)/loss of sale of assets	-	-	-	(189,042)	4,361,078
Depreciation and amortization	2,107	968	3,254	34,207	796,110
Total operating expenses	49,007	128,635	126,144	76,965	16,294,872
Operating income/(loss)	(49,007)	(118,520)	(126,144)	(66,850)	(16,157,996)

Other income/(expenses):
Interest and other income	1,715	3,259	4,519	8,131	127,513
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	1,715	3,259	4,519	8,131	1,402,436
Net income/(loss)	$(47,292)	$(115,261)	$(121,625)	$(58,719)	$ (14,755,560)
Basic Loss Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Basic Weighted Shares Outstanding	74,091,644	72,591,644	74,092,644	72,591,644

See accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	June 30		From Reactivation
	2009	2008	[January 1, 1996] to June 30, 2009
Cash flow from operating activities:
Net loss	$ (121,625)	$ (58,719)	$ (14,755,560)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	(189,042)	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	3,254	34,207	796,110
(Increase)/decrease in prepaid expenses	8,691	(12,321)	-
Increase/(decrease) in accounts payable & royalty payable	10,761	(30,868)	424,082
Increase/(decrease) in accrued liabilities	-	-	15,352
Increase/(decrease) in accrued liabilities – related party	(17,000)	(47,253)	(3,191)
Net cash from operating activities	(115,919)	(303,996)	(3,472,756)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(19,795)	(7,660)	(67,794)
Proceeds from sale of equipment	-	600,000	713,595
Net cash from investing activities	(19,795)	592,340	(585,800)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	(135,714)	288,344	562,795
Cash and cash equivalents, beginning of period	698,509	631,680	-
Cash and cash equivalents, end of period	$562,795	$920,024	$562,795
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2009 and December 31, 2008 (b) the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and (c) cash flows for the six-month period ended June 30, 2009 and 2008.  The financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  For the quarter ended June 30, 2009, the Company accrued an additional liability of $1,250. The total accrued liability balance as of June 30, 2009 was $27,500 for prior year’s minimum royalty payments.

On March 31, 2009, the Company sent a notice of termination to the license holder.  The Company has deemed the license unnecessary based upon the fact that the Company no longer plans to directly participate in the manufacturing process of the thin-film battery.

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

Note 6 – Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events.”  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets,” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R).” FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 6 – Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Note 7 – Revenue Recognition

The Company recognizes revenues in accordance with the SEC, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions

Revenue is recognized as products are delivered to the customer.  That is, the arrangements of the sale are documented, the product or service is delivered to the customer, the pricing becomes final, and collectability is reasonably assured.  Revenue is recognized on the sale and delivery of a product or the completion of consulting services provided.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended June 30, 2009, compared to period ended June 30, 2008.

Revenue

We had $0 in revenue in 2009, and $10,115 in revenue for 2008.  Our revenue consisted of consulting agreements with various companies.

Operating Expenses

Research and development expenses in the six-month period ended June 30, 2009 were $13,037, compared to $34,028 during the six-month period ended June 30, 2008. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.   We expect a steady decline in research and development expenses as we continue to unwind our research and development stage, although we will continue to incur small salaries in the research and development department.

General and Administrative expenses were $109,853 in the six-month period ended June 30, 2009, compared to $197,363 in the six-month period ended June 30, 2008. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.

Liquidity

We incurred a net loss of $121,625 for the six-month period ended June 30, 2009. Cash on hand totaled $562,795. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the period ended June 30, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Oak Ridge Micro-Energy, Inc.

Date:	August 14, 2009	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director