Form 10-Q
period 2009-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2009-11-13
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-50032

OAK RIDGE MICRO-ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3046 East Brighton Place

Salt Lake City, UT 84121

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 12, 2009 - 74,091,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current assets
Cash	$500,239	$698,509
Prepaid expenses	-	8,691
Total current assets	500,329	707,200

Intangible assets - net	35,439	17,979
Total assets	$535,678	$725,179

Liabilities and Shareholders’ Equity
Accounts payable	$19,736	$8,937
Royalty payable	28,750	25,000
Accrued liabilities - related parties	-	17,000
Accrued liabilities - other	15,352	15,352
Total current liabilities	63,838	66,289
Total liabilities	63,838	66,289

Shareholders’ Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,091,644 issued and outstanding at September 30, 2009 and December 31, 2008	74,092	74,092
Additional paid-in capital	17,538,328	17,538,328
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,820,985)	(14,633,935)
Total shareholders’ equity	471,840	658,890
Total liabilities and shareholders’ equity	$535,678	$725,179

See accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended’ September 30,		From Reactivation [January 1, 1996]
	2009	2008	2009	2008	to September 30, 2009
Consulting revenues	$ 1,375	$1,625	$ 1,375	$11,740	$138,251

Operating expenses:
General and administrative	59,464	184,918	169,317	382,283	9,811,954
Research and development	6,605	8,875	19,642	42,902	1,386,738
Sales and marketing	-	137	-	546	5,061
Depreciation and amortization	2,080	1,028	5,344	35,235	798,190
(Gain)/loss on sale of assets	-	(58,647)	-	(247,689)	4,361,078
Total operating expenses	68,149	136,311	194,293	213,277	16,363,021
Operating loss	(66,774)	(134,686)	(192,918)	(201,537)	(16,224,770)

Other income/(expenses):
Interest and other income	1,349	3,081	5,868	11,212	128,862
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	1,349	3,081	5,868	11,212	(1,403,785)
Net loss	$(65,425)	$(131,605)	$(187,050)	$(190,325)	$ (14,820,985)
Basic Loss Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Basic Weighted Shares Outstanding	74,091,644	72,591,644	74,091,644	72,591,644

See accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	September 30		From Reactivation
	2009	2008	[January 1, 1996] to September 30, 2009
Cash flow from operating activities:
Net loss	$ (187,050)	$ (190,325)	$ (14,820,985)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	(247,689)	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	5,334	35,235	798,190
(Increase)/decrease in prepaid expenses	8,691	(11,654)	-
Increase/(decrease) in accounts payable & royalty payable	14,548	(35,048)	427,871
(Increase)/decrease in deposits	-	2,200	-
Increase/(decrease) in accrued liabilities	-	-	15,352
Increase/(decrease) in accrued liabilities – related party	(17,000)	(47,253)	(3,191)
Net cash from operating activities	(175,477)	(494,534)	(3,532,312)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(22,793)	(8,860)	(70,794)
Proceeds from sale of equipment	-	713,594	713,595
Net cash from investing activities	(22,793)	704,734	(588,800)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351
Net change in cash and cash equivalents	(198,270)	210,200	500,239
Cash and cash equivalents, beginning of period	698,509	631,680	-
Cash and cash equivalents, end of period	$500,239	$841,880	$500,239
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2009 and December 31, 2008 (b) the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and (c) cash flows for the nine-month period ended September 30, 2009 and 2008.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of September 30, 2009, the Company had accrued a liability of $28,750 for the current and prior year’s minimum royalty payments.

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

Note 5 – Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. The Company adopted ASC 105 effective for its financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on the Company’s financial statements but will alter the references to accounting literature within the financial statements.

In April 2009, the FASB issued guidance under ASC 825-10, Financial Instruments (FSP SFAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance is effective for interim periods ending after June 15, 2009. The Company adopted this guidance for the period ending September 30, 2009 and included the required disclosures in Note 6.

In April 2009, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures, (FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”).  This guidance provides guidelines in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in the previous standard SFAS 157, “Fair Value Measurements.”  This guidance is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for the quarter ended September 30, 2009.  This guidance did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued guidance under ASC 320, Investments – Debt and Equity Securities (FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This guidance provides clarity and consistency in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This guidance is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for the quarter ended September 30, 2009.  This guidance did not have a significant impact on the Company’s financial statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 5 – Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for the Company beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In June 2009, the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for the Company beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value of a liability should be determined.  This guidance is effective for the first reporting period after issuance.  The Company will adopt this guidance as of December 31, 2009.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and payables.  The carrying amount of cash and cash equivalents and payables approximates fair value because of the short-term nature of these items.

Note 7– Subsequent Events

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 13, 2009.

John B. Bates, PhD, our Chief Technical Officer and a director resigned from these positions with us on November 9, 2009; we anticipate executing a Consulting Agreement with Dr. Bates in the near future for his services on an as needed basis.  See our 8-K Current Report dated November 9, 2009, which was filed with the Securities and Exchange Commission on November 13, 2009.

The Company has concluded that no additional recognized or non-recognized subsequent events have occurred since the quarter end September 30, 2009.

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

The technology has evolved over the past decade at the Oak Ridge National Laboratories (“ORNL”), a U. S. Government laboratory in Oak Ridge, TN. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL and was our Chief Technology Officer and a member of our Board of Directors until his resignation on November 9, 2009.

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

We are also considering acquiring licensing rights to other products for distribution.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended September 30, 2009, compared to period ended September 30, 2008.

Revenue

During the three-month period ended September 30, 2009, we had $1,375 in revenue, compared to $1,625 for the three-month period ended September 30, 2008.  During the nine-month period ended September 30, 2009, we had $1,375 in revenue, and $11,740 in revenue for the nine-month period ended September 30, 2008.  Our revenue consisted of consulting agreements with various companies.

Operating Expenses

Research and development expenses in the three-month period ended September 30, 2009 were $6,605, compared to $8,875 for the three-month period ended September 30, 2008.  During the nine-month period ended September 30, 2009, were $19,642, compared to $42,902 during the nine-month period ended September 30, 2008. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.  We expect a steady decline in research and development expenses as we continue to unwind our research and development stage, although we will continue to incur small salaries in the research and development department.

General and Administrative expenses were $59,464 in the three-month period ended September 30, 2009, compared to $184,918 in the three-month period ended September 30, 2008.  These expenses totaled $169,317 in the nine-month period ended September 30, 2009, compared to $382,283 in the nine-month period ended September 30, 2008. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The reduced charges during 2009 are due mainly to the elimination of our Oak Ridge facility.

Liquidity

We incurred a net loss of $65,425 for the three-month period and $187,050 for the nine-month period ended September 30, 2009. As of September 30, 2009, cash on hand totaled $500,239. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the period ended September 30, 2009.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

John B. Bates, PhD, our Chief Technical Officer and a director resigned from these positions with us on November 9, 2009; we anticipate executing a Consulting Agreement with Dr. Bates in the near future for his services on an as needed basis.  See our 8-K Current Report dated November 9, 2009, which was filed with the Securities and Exchange Commission on November 13, 2009.

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

Oak Ridge Micro-Energy, Inc.

Date:	November 13, 2009	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Exhibit 31-1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark L. Meriwether, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Oak Ridge Micro-Energy, Inc.;

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

4.   The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

d)

disclosed in this Quarterly Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.   The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:	November 13, 2009	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Oak Ridge Micro-Energy, Inc. (the “Registrant”) on Form 10-Q for the period ending June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Mark L. Meriwether, President of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:	November 13, 2009	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director