Form 10-K
period 2009-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2010-04-15
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

The aggregate market value of the voting and non-voting common stock of the Registrant was $657,157, based on 32,857,870 shares held by non-affiliates and the closing price for the Registrant’s common stock on the OTCBB on April 14, 2010.  As of June 30, 2009, the end of the Registrant’s second fiscal quarter, the market value of these shares was $1,642,893, based upon a closing price of $0.05 per share.

Outstanding Shares

April 13, 2009: 74,091,644 shares of common stock.

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

Creates a thin-film protective coating that makes the Oak Ridge TFB more durable through resistance to oxygen and moisture

•

“Long Life Thin Film Battery and Method Therefor” U.S. Patent No. 7,524,577  B2 (Apr 28, 2009) a hermetic package developed that

o

Protects the battery from air exposure

o

Allows the battery to survive solder reflow conditions

o

Allows a high-temperature thin film –battery to operate at temperatures up to 170ºC

o

“Getters for Thin Film Battery Hermetic Package” U.S. Patent No 7,553,582 B2 (Jun 30, 2009)

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

We are currently involved in various stages of negotiation with other companies about the potential of license agreements.

Business Development Activities

Developments During the Year Ended December 31, 2009

We terminated our lease agreement at our 275 Midway Lane facility.

On November 9, 2009, John B. Bates, PhD., resigned as our Chief Technical Officer and as a director, while expressing his desire to limit his current services to us by reasons of age and present health concerns. There were no disagreements between Dr. Bates and us regarding this resignation. We have not yet filled this vacancy on our Board of Directors created, and we are seeking a qualified person for this position who will assist us in a planned aggressive licensing effort of our thin-film battery technology. We and Dr. Bates anticipate entering into a Consulting Agreement for his valued services in licensing our technology, on an as needed basis. See our 8-K Current Report dated November 9, 2009, which was filed with the Securities and Exchange Commission on November 13, 2009.

Developments During the Year Ended December 31, 2008

On March 10, 2008, we entered into and completed an Equipment Purchase Agreement to sell our non-proprietary research and development equipment (the “Equipment”) and sub-lease our Oak Ridge, TN, facility, to Planar Energy Devices, Inc., a Delaware corporation (“Planar”). This agreement allowed us to have continued access to the Equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  This term has now ended, but we have good relations with Planar, and we believe arrangements could be made to use these facilities if necessary. The total purchase price of the Equipment was $600,000, which was paid on closing.  See our 8-K Current Report dated March 10, 2008, which was filed with the Securities and Exchange Commission on March 14, 2008.  See Part IV, Item 15.

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

Distribution Methods of the Products or Services

Our improvements to our patented and proprietary Intellectual Property portfolio has readied our technology for manufacturing and product integration into the above mentioned applications, see "Principal Products or Services and Their Markets", amongst many others.   We have determined that licensing our technology is, not only, the most cost effective and profitable method of penetrating the market, but will also eliminate the necessity to maintain large manufacturing facilitates.  In return, we will receive royalty payments.  Years of discussions within the industry has given us a long list of potential companies and contacts who may benefit from our technology and we are actively pursuing our current contact list to discuss potential License Agreements.

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

Effect of Existing or Probable Governmental Regulations on the Business

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Research and Development Costs During the Last Two Fiscal Years

We spent $21,795 and $50,468 in December 31, 2009, and 2008, respectively, on research and development.

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

ITEM 1A.  RISK FACTORS

We are not required to provide risk factors; however, we are subject to all of the risks inherent in a small company like ours, which has limited cash resources and a limited public market for our outstanding shares.

ITEM 2:  PROPERTIES

During the first four months of 2009, we maintained a 5,000 square foot laboratory facility in the city of Oak Ridge, TN. The rental cost was $2,200 per month. On March 10, 2008, this facility was subleased to Planar. See the heading “Developments Subsequent to the Year Ended December 31, 2008,” above.  By year-end, Planar had removed all equipment from the facility and ceased to sublease our facility.  As part of our agreement with Planar, we will continue to have access to our equipment, now located at Planar’s facilities, for a small fee as needed.  As of April 2009, we have terminated our lease agreement at the above-mentioned facility.  We continue to maintain office space provided by our Chief Executive Officer in his residence in Salt Lake City, Utah.

Dr. Bates’ prior association with the Oak Ridge National Laboratory allows us, through the ORNL Laboratory’s user program for corporations (also available to other licensees of the thin-film battery technology), to gain access to specialized equipment. This eliminates the need for us to purchase expensive equipment that is infrequently used, but is critically important to our intended business. In addition to the personnel at ORNL, the city of Oak Ridge has a large talent pool of former and/or retired employees with special skills in chemistry, physics and materials characterization. These specialists can be hired as permanent or part-time employees or as consultants.

ITEM 3:  LEGAL PROCEEDINGS

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4:  RESERVED

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “OKME” as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2009, and 2008, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Period	High	Low
January 1, 2009 through March 31, 2009	$0.05	$0.02
April 1, 2009 through June 30, 2009	$0.07	$0.03
July 1, 2009 through September 30, 2009	$0.05	$0.03
October 1, 2009 through December 31, 2009	$0.05	$0.01
January 1, 2008 through March 31, 2008	$0.09	$0.04
April 1, 2008 through June 30, 2008	$.095	$0.05
July 1, 2008 through September 30, 2008	$0.075	$0.04
October 1, 2008 through December 31, 2008	$0.06	$0.02

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Exemptions from Registration for Sales of Unregistered Securities.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2009, and 2008.

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

The technology has evolved over the past decade at the Oak Ridge National Laboratories (“ORNL”), a U. S. Government laboratory in Oak Ridge, TN. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The primary inventor of the technology for ORNL, Dr. John B. Bates, retired from ORNL and was our Chief Technology Officer and a member of our Board of Directors until late 1999.

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

We are currently involved in various stages of negotiation with other companies about the potential of license agreements.

Liquidity and Capital Resources

We incurred a net loss of ($319,658), for the year ended December 31, 2009. Cash on hand totaled $394,037. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Results of Operations

For the 12 month periods ended December 31, 2009 and 2008

During the year ended December 31, 2009, we had a net loss of $319,658.  During this same period ending December 31, 2008, we had a net loss of $427,779.  Our revenues for 2009 decreased to $1,375, compared to $18,872 in 2008.  These revenues were from consulting agreements with various companies.

Research and development expenses during the year ended December 31, 2009, were $21,795, compared to $50,468 during the year ended December 31, 2008. Research and development expense consists mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.   During the 2010, we expect minimal research and development expenses as we have completed our research and development stage. We will focus our energy and resources on marketing and licensing the thin-film battery covered by our various patents to suitable partners across all industries.

General and administrative expenses were $296,672 for the year ended December 31, 2009, compared to $621,788 for the year ended December 31, 2008. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to our general business operations.  Several factors led to the decrease of general and administrative expenses, including the termination of our lease at our Oak Ridge facility; the fact that we did not issue any common stock for services during the year ended December 31, 2009, and therefore did not have any expenses related to stock issuances; and a general unwinding of our operations in Oak Ridge, TN.

We had no sales and marketing expenses during 2009, compared to $546 in 2008.  Depreciation and amortization decreased to $8,956 in 2009 from $37,787 in 2008.  Interest income decreased for 2009 to $6,390 from $16,249 in 2008.  In 2009, we had zero gain from sale of assets compared to $247,689 for 2008.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Oak Ridge Micro-Energy, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Micro-Energy, Inc.,(A Development Stage Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and for the period of the development stage [January 1, 1996] through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2009 and 2008 and the results of operations and cash flows for the years ended December 31, 2009 and 2008 and for the period of the developmental stage [January 1, 1996] through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2010

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash	$394,037	$698,509
Prepaid expenses	7,893	8,691
Total current assets	401,930	707,200

Intangible assets - net	32,968	17,979
Total assets	$434,898	$725,179

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,728	$8,937
Royalty payable	30,000	25,000
Accrued liabilities - related parties	18,000	17,000
Accrued liabilities - other	28,938	15,352
Total current liabilities	95,666	66,289

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,091,644 issued and outstanding at December 31, 2009 and December 31, 2008	74,092	74,092
Additional paid-in capital	17,538,328	17,538,328
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(14,953,593)	(14,633,935)
Total shareholders' equity	339,232	658,890
Total liabilities and shareholders’ equity	$434,898	$725,179

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Operations

	December 31,		From beginning of developmental stage
	2009	2008	[January1, 1996] through December 31, 2009
Revenues	$1,375	$18,872	$138,251

Operating expenses:
General and administrative	296,672	621,788	9,939,309
Research and development	21,795	50,468	1,388,891
Sales and marketing	-	546	5,061
(Gain)/loss of sale of assets	-	(247,689)	4,361,078
Depreciation and amortization	8,956	37,787	801,812
Total operating expenses	327,423	462,900	16,496,151
Operating income/(loss)	(326,048)	(444,028)	(16,357,900)

Other income/(expenses):
Interest and other income	6,390	16,249	129,384
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	6,390	16,249	1,404,307
Net income/(loss)	$(319,658)	$(427,779)	$ (14,953,593)

Basic Loss Per Share	$ (0.01)	$ (0.01)
Basic Weighted Shares Outstanding	74,091,644	72,649,178

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Stockholders’ Equity

	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance January 1, 1996	1,215,252	1,215	5,421,856	(2,319,595)
Stock for services at $0.70	89,694	90	20,843	-
Net operating loss - December 31, 1996	-	-	-	(4,748,837)
Net operating loss - December 31, 1997	-	-	-	(111,272)
Net operating loss - December 31, 1998	-	-	-	(31,347)
Net operating loss - December 31, 1999	-	-	-	(31,347)
Stock for services at $0.32	2,970,000	2,970	28,500	-
Stock for expenses at $0.035	2,036,190	2,036	21,694	-
Stock for payment of debt at $0.018	28,444,776	28,445	146,045	-
Common stock for retirement of preferred stock	233,106	233	32,962	-
Contributions to capital-expenses	-	-	15,000	-
Net operating profit - December 31, 2000	-	-	-	1,473,828
Balance at December 31, 2000	34,989,018	34,989	5,686,900	(5,768,570)
Return and cancellation of common stock	(12,000,000)	(12,000)	12,000	-
Stock for payment of debt at $0.28	525,000	525	48,191	-
Stock for cash at $2.00	60,000	60	39,940	-
Net operating loss - December 31, 2001	-	-	-	(116,761)
Balance at December 31, 2001	23,574,018	23,574	5,787,031	(5,885,331)
Issuance of common stock for all stock of Oak Ridge Micro-Energy	89,709	90	9,910	-
Stock for cash - net of costs - at $2.37	1,800,018	1,800	1,386,200	-
Stock for cash at $2.00	112,500	112	74,888	-
Stock for services at $2.00	375,000	375	61,625	-
Net operating loss - December 31, 2002	-	-	-	(697,953)
Balance at December 31, 2002	25,951,245	25,951	7,319,654	(6,583,284)
Stock for services at $0.39 average	10,041,501	10,041	1,297,249	-
Stock for cash at $1.25	195,060	195	81,080	-
Net operating loss - December 31, 2003	-	-	-	(1,666,290)
Balance at December 31, 2003	36,187,806	36,187	8,697,983	(8,249,574)
Stock for cash at $0.42 - $0.66	9,057,390	9,058	2,955,518	-
Stock for services and expenses at average $0.13	17,387,892	17,388	2,318,094	-
Stock for license at $0.42	47,619	48	19,952	-
Net operating loss - December 31, 2004	-	-	-	(3,216,846)
Balance at December 31, 2004	62,680,707	62,681	13,991,547	(11,466,420)
Stock for services at $0.1114	5,040,000	5,040	1,897,961	-
Sale of common stock at $0.42	30,000	30	12,470	-
Sale of common stock at $0.20	300,000	300	59,700	-
Stock for services at $0.32	75,000	75	23,925	-
Net operating loss - December 31, 2005	-	-	-	(2,618,616)
Balance at December 31, 2005	68,125,707	68,126	15,985,603	(14,085,036)
Stock for services at $0.23	5,300,000	5,300	1,213,712	-
Stock for services at $0.20	200,000	200	40,300
Stock for services at $0.15	575,000	575	85,675
Stock for services at $0.18	177,000	177	31,506
Net operating loss - December 31, 2006	-	-	-	(1,886,827)
Balance at December 31, 2006	74,377,707	74,378	17,356,796	(15,971,863)
Settlement of lawsuit	(1,786,063)	(1,786)	138,032
Net operating loss - December 31, 2007	-	-	-	(553,888)
Balance at December 31, 2007	72,591,644	72,592	17,494,828	(16,525,751)
Stock for services at $0.03	1,500,000	1,500	43,500
Net operating loss – December 31, 2008				(427,779)
Balance at December 31, 2008	74,091,644	74,092	17,538,328	(16,953,530)
Net operating loss - December 31, 2009				(319,658)
Balance at December 31, 2009	74,091,644	$74,092	$17,538,328	$(17,273,188)

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Cash Flows

	December 31		From Beginning Development Stage
	2009	2008	[January 1, 1996] through December 31, 2009
Cash flow from operating activities:
Net income/(loss)	$ (319,658)	$ (427,779)	$ (14,953,593)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	(247,689)	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	45,000	7,301,598
Depreciation and amortization	8,955	37,787	801,811
(Increase)/decrease in prepaid expenses	798	(8,691)	(7,893)
(Increase)/decrease in deposits	-	2,200	-
Increase/(decrease) in accounts payable/royalty payment	14,791	(20,428)	428,112
Increase/(decrease) in accrued liabilities	13,586	15,352	28,938
Increase/(decrease) in accrued liabilities – related party	1,000	(30,253)	14,809
Net cash from operating activities	(280,528)	(634,501)	(3,637,365)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(23,944)	(12,265)	(71,943)
Proceeds from sale of equipment	-	713,595	713,595
Net cash from investing activities	(23,944)	701,330	(589,949)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	(304,472)	66,829	394,037
Cash and cash equivalents, beginning of period	698,509	631,680	-
Cash and cash equivalents, end of period	$394,037	$698,509	$394,037
Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

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

Note 2 – Summary of Accounting Methods

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue is recognized as products are delivered to the customer.  That is, the arrangements of the sale are documented, the product is delivered to the customer, the pricing becomes final, and collectability is reasonably assured.  Revenue is recognized on the sale and delivery of a product or the completion of consulting services.

Consolidation

The accompanying consolidated financial statements include all of the accounts of Oak Ridge Micro-Energy, Inc. and its subsidiary, Oak Ridge Nevada. All significant inter-company accounts and transactions have been eliminated.

Income Taxes

The Company applies Financial Accounting Standards Board (FASB), ASC 740 “Income Taxes,” which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

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

Basic and Diluted Net Income (Loss) Per Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the federally insured amounts of $250,000.  The amount in excess of federally insured amounts as of December 31, 2009 was $120,113.  On January 26, 2010, the Company spread cash among several accounts at different banks to eliminate this risk.

Advertising and Market Development

The company expenses advertising and market development costs as incurred. For the year ended December 31, 2009 and 2008, the Company recognized $0 and $546, respectively, in advertising expenses.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritive. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has no derivative instruments so the adoption of SFAS 161 did not have any impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141  (revised  2007) (“SFAS 141R”),  “Business Combinations”, which was primarily codified into Topic 801 “Business Combinations” in the ASC, and SFAS No. 160 (“SFAS 160”),   “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”, which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and   reporting   for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009.  Early adoption is not permitted.  SFAS No. 141R will impact acquisitions occurring after January 1, 2009. SFAS No. 160 was adopted on January 1, 2009 with no material impact on the financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition - Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic.” This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue - generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity's fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 3 – Accounting for Taxes

Below is a summary of deferred tax calculations for temporary taxable differences.  Loss carry forward amounts expire at various times through 2029.  No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since reactivation.  Any deferred tax benefit is offset entirely by valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

	Year ended December 31,
	2009	2008
Deferred tax assets
Net operating loss	$3,819,279	$3,714,207
Patents	7,611	5,897
Total deferred tax assets	3,826,890	3,720,104
Valuation allowance	(3,826,890)	(3,720,104)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Deferred tax asset	$ -	$ -

The valuation allowance has increased approximately $106,786 from $3,720,104 at December 31, 2008. The increase is due to the benefits of current year net operating loss carry forwards and amortization expense.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Year ended, December 31
	2009	2008
Federal statutory rate	34.0%	34.0%
Effect of:
State income taxes	0.0%	0.0%
Permanent differences	-0.6%	0.0
Change in valuation allowance	-33.4%	-34.0%
Effective tax rate	0.0%	0.0%

The Company evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2009 is presented in the table below:

Balance as of January 1, 2009	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-

Balance as of December 31, 2009	$-

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within general and administrative expenses.  For the year ended December 31, 2009 and 2008, we recognized penalties and interest of $12,704 and $0, respectively.  The accrued balance of penalties and interest as of December 31, 2009 and 2008 was $12,704 and $0, respectively.

The tax years 2002 and 2004 through 2009 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

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

As of December 31, 2009, the Company has an accrued royalty liability of $30,000.

Note 5 - Related Parties

Officers, directors, family members of the officers and directors, and the officer and directors controlled entities have acquired 45% of the Company’s outstanding common stock.

As of December 31, 2009 the Company owed related parties $18,000 for services performed during the year.  The amount due is non-interest bearing, unsecured, and payable on demand.

Note 6 – Lease Obligation

During the first four months of 2009, the Company had an operating lease for an office space located in Oak Ridge, Tennessee. The rental expense for 2009 was $8,800 and  $26,768 for 2008.   The Company terminated the lease in April 2009 and has zero future minimum rental payments.  The Company operates at offices provided to the Company at no cost by its President in Salt Lake City, Utah.

Note 7 – Patents

At December 31, 2009, the Company had capitalized patents subject to amortization of $32,968 net of $34,919 in accumulated amortization. Amortization expense was $8,956 and $5,456 for the years ended December 31, 2009 and 2008, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Total Expense
For the year ended 12/31/2010	$9,647
For the year ended 12/31/2011	8,269
For the year ended 12/31/2012	7,438
For the year ended 12/31/2013	5,421
For the year ended 12/31/2014	1,568

Note 8 – Sale of Assets/Leaseback

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

On March 10, 2008, the Company entered into and completed an Equipment Purchase Agreement to sell its non-proprietary research and development equipment to Planar Energy Devices, Inc. This agreement allows the Company to have continued access to the equipment as may be needed for prototyping and testing by potential licensees and partners for up to a minimum of 18 months, at a price of $1,000 per month for the first six months and at a price to be agreed upon during the next 12 months.  The total purchase price of the equipment was $600,000, which was paid on closing. Pursuant to ASC Topic 840, the Company has determined that substantially all of the remaining use of the property has been relinquished, in that the present value of future minimum lease payments is less than 10% of the fair value the equipment sold.  Therefore, the gain has been recognized immediately.  The Company did not utilize any of the leaseback option during 2009.

Note 10 – Subsequent Events

The Company has evaluated subsequent events as of April 15, 2010, and has concluded that no recognized or nonrecognized subsequent events have occurred since the year ended December 31, 2009.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2009, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
John B. Bates, Ph.D.**	President Director CEO CTO	01/15/02 01/15/02 01/15/02 03/31/02	01/31/02 11/09/09 03/31/02 11/09/09
Mark Meriwether	CEO President President Director Secretary Treasurer	03/31/02 02/14/01 03/31/02 02/14/01 02/14/01 02/14/01	* 01/15/02 * * * *

*

These persons presently serve in the capacities indicated opposite their respective names.

**

On November 9, 2009, John B. Bates, PhD resigned as Chief Technical Officer and as a director; he expressed a desire to limit his current services to us by reason of his age and present health concerns. There were no disagreements between Dr. Bates and us regarding this resignation. We have not yet filled this vacancy on our Board of Directors, but we are seeking a qualified person for this position who will assist us in a planned aggressive licensing effort of our thin-film battery technology. See our 8-K Current Report dated November 9, 2009, which was filed with the Securities and Exchange Commission on November 13, 2009.

Background and Business Experience

Mark Meriwether. Mr. Meriwether is 54 years of age, and for the past 22 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent consultant.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Directorships Held in Other Reporting Companies

Our sole director holds no other positions in any other reporting companies under the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

 (1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the

Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Persons

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, there were no reports required to be filed.

Code of Ethics

We have adopted a Code of Ethics, and it was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003. See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we have only one director and one executive officer, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because we have only one director and one executive officer and our business operations are conducted from one location. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
John B. Bates, CTO and Director	12/31/09 12/31/08	$21,685 $41,458	0 0	0 0	0 0	0 0	0 0	0 0	$21,685 $41,458
Mark L. Meriwether President Sec/Treas. & Director	12/31/09 12/31/08	0 0	0 0	0 0	0 0	0 0	0 0	$138,516 $140,147	$138,516 $140,147

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securi-ties Underly-ing Unexer-cised Options (#) Exercis-able	Number of Securities underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expira-tion Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incen-tive Plan Awards: Number of Unearn-ed Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incen-tive Plan Awards: Market or Payout Value of Unearn-ed Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John B. Bates	None	None	None	None	None	None	None	None	None
Mark L. Meriwether	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John B. Bates	None	None	None	None	None	None	0
Mark L. Meriwether	None	(1)	None	None	None	$138,516	$138,516

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

(1) Percentages are based on 74,091,644 shares of common stock outstanding at March 1, 2010.

(2) Mr. Meriwether owns 12,489,664 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 784,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 1,200,000 shares owned by Confetti Enterprises are also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

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

(1)

Percentages are based on 74,091,644 shares of common stock outstanding at March 1, 2010.

(2)

Mr. Meriwether owns 12,489,664 shares in his own name; 60,000 shares that are in the name of Collette Meriwether; 264,000 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 784,500 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 1,200,000 shares owned by Confetti Enterprises are also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Changes in Control

There are no present arrangements or pledges of our securities that may result in a change in control of our Company.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2009, we had $18,000 owed to related parties.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$21,458	$24,900
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$21,458	$24,900

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2009, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit Number	Description
21	Subsidiaries
31	302 Certification of Mark Meriwether
32	906 Certification

Where Incorporated In This Annual Report
S-8 Registration Statement filed March 24, 2006** Exhibit 99.1 Amended and Restated Employment Agreement of Mark Meriwether**	Part III, Item 11
Form 8-A Registration Statement filed August 10, 2002** Exhibit 3: Amended and Restated Articles of Incorporation**	Part I, Item 1
8-K Current Report dated November 13, 2009** 8-K Current Report dated March 10, 2008**	Part I, Item 1 and Part III, Item 10 Part I, Item 1

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2010	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2010	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President, acting CFO and Director