Form 10-Q
period 2010-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2010-05-13
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 7, 2010 - 74,091,644 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets
Cash	$309,741	$394,037
Prepaid expenses	5,917	7,893
Total current assets	315,658	401,930

Intangible assets - net	30,426	32,968
Total assets	$346,084	$434,898

Liabilities and Shareholders' Equity
Accounts payable	$947	$18,728
Royalty payable	31,250	30,000
Accrued liabilities - related parties	14,500	18,000
Accrued liabilities - other	28,938	28,938
Total current liabilities	75,635	95,666

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,091,644 issued and outstanding at March 31, 2010 and December 31, 2009	74,092	74,092
Additional paid-in capital	17,538,328	17,538,328
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,022,376)	(14,953,593)
Total shareholders’ equity	270,449	339,232
Total liabilities and shareholders’ equity	$346,084	$434,898

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,		From Reactivation
	2010	2009	[January1, 1996] to March 31, 2010
Revenues	$-	$-	$138,251

Operating expenses:
General and administrative	66,445	69,449	10,005,754
Research and development	-	6,541	1,388,891
Sales and marketing	-	-	5,061
(Gain)/loss of sale of assets	-	-	4,361,078
Depreciation and amortization	2,542	1,147	804,354
Total operating expenses	68,987	77,137	16,565,138
Operating income/(loss)	(68,987)	(77,137)	(16,426,887)

Other income/(expenses):
Interest and other income	204	2,804	129,588
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	204	2,804	1,404,511
Net income/(loss)	$(68,783)	$ (74,333)	$ (15,022,376)
Basic Loss Per Share	$ (0.01)	$ (0.01)
Basic Weighted Shares Outstanding	74,091,644	74,091,644

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	March 31		From Reactivation
	2010	2009	[January 1, 1996] to March 31, 2010
Cash flow from operating activities:
Net income/(loss)	$ (68,783)	$ (74,333)	$ (15,022,376)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	2,542	1,147	804,353
(Increase)/decrease in prepaid expenses	1,976	2,541	(5,917)
Increase/(decrease) in accounts payable/royalty payment	(16,531)	(4,340)	411,581
Increase/(decrease) in accrued liabilities	-	-	28,938
Increase/(decrease) in accrued liabilities – related	(3,500)	(17,000)	11,309
Net cash from operating activities	(84,296)	(91,985)	(3,721,661)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	(600)	(71,943)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	(600)	(589,949)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351
Net change in cash and cash equivalents	(84,296)	(92,585)	309,741
Cash and cash equivalents, beginning of period	394,037	698,509	-
Cash and cash equivalents, end of period	$309,741	$605,924	$309,741
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The Company became inactive after 1995 and is considered to be in the development stage after that date.  The Company’s principal operations are the further development and commercialization of the rechargeable thin-film lithium battery.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2010 and December 31, 2009 (b) the results of operations for the three-month periods ended March 31, 2010 and 2009, and (c) cash flows for the three-month period ended March 31, 2010 and 2009.  The financial statements should be read in conjunction with the Company’s annual report on 10-K for the year ended December 31, 2009.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of March 31, 2010, the Company had accrued a liability of $31,250 for current and prior years' minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

The sole director and executive officer and his family have acquired approximately 20% of the Company’s outstanding common stock.

Note 5 – Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition - Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic.” This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity's fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU.   The Company adopted ASU 2010-09 in February 2010.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 10, 2008, we sold our laboratory equipment to Planar Energy Devices, Inc., with a lease-back arrangement to allow us to use the equipment for up to 18 months; the 18 months has expired; however, we believe these facilities will be available at a reasonable price, if required.

We are also considering acquiring licensing rights to other products for distribution.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended March 31, 2010, compared to period ended March 31, 2009.

Revenue

We had $0 in revenue in 2010, and $0 in revenue for 2009.

Operating Expenses

Research and development expenses in the three-month period ended March 31, 2010 were $0, compared to $6,541 during the three-month period ended March 31, 2009.  We discounted are research and development program and eliminated our facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses will be necessary.

General and Administrative expenses were $66,445 in the three-month period ended March 31, 2010, compared to $69,449 in the three-month period ended March 31, 2009.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.

Liquidity

We incurred a net loss of $68,783 for the period ended March 31, 2010. Cash on hand totaled $309,741. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2010.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Mark L. Meriwether, President and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Mark L. Meriwether, President and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Oak Ridge Micro-Energy, Inc.

Date:	May 13, 2010	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director