Form 10-Q
period 2010-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2010-08-23
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(801) 580-9409

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 13, 2010 - 74,091,644 shares of common stock.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets
Cash	$228,811	$394,037
Prepaid expenses	663	7,893
Total current assets	229,474	401,930

Intangible assets - net	27,882	32,968
Total assets	$257,356	$434,898

Liabilities and Shareholders' Equity
Accounts payable	$13,684	$18,728
Royalty payable	32,500	30,000
Accrued liabilities - related parties	22,100	18,000
Accrued liabilities - other	28,938	28,938
Total current liabilities	97,222	95,666

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 74,091,644 issued and outstanding at June 30, 2010 and December 31, 2009	74,092	74,092
Additional paid-in capital	17,538,328	17,538,328
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,132,691)	(14,953,593)
Total shareholders’ equity	160,134	339,232
Total liabilities and shareholders’ equity	$257,356	$434,898

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		From Reactivation
	2010	2009	2010	2009	[January1, 1996] to June 30, 2010
Revenues	$-	$-	$-	$-	$138,251

Operating expenses:
General and administrative	107,992	40,404	174,437	109,853	10,113,746
Research and development	-	6,496	-	13,037	1,388,891
Sales and marketing	-	-	-	-	5,061
(Gain)/loss of sale of assets	-	-	-	-	4,361,078
Depreciation and amortization	2,543	2,107	5,086	3,254	806,898
Total operating expenses	110,535	49,007	179,523	126,144	16,675,674
Operating income/(loss)	(110,535)	(49,007)	(179,523)	(126,144)	(16,537,423)

Other income/(expenses):
Interest and other income	221	1,715	425	4,519	129,809
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	221	1,715	425	4,519	1,404,732
Net income/(loss)	$(110,314)	$(47,292)	$(179,098)	$(121,625)	$ (15,132,691)
Basic Loss Per Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Basic Weighted Shares Outstanding	74,091,644	74,091,644	74,091,644	74,091,644

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	June 30		From Reactivation
	2010	2009	[January 1, 1996] to June 30, 2010
Cash flow from operating activities:
Net income/(loss)	$ (179,098)	$ (121,625)	$ (15,132,691)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	5,086	3,254	806,897
(Increase)/decrease in prepaid expenses	7,230	8,691	(663)
Increase/(decrease) in accounts payable/royalty payment	(2,544)	10,761	425,568
Increase/(decrease) in accrued liabilities	-	-	28,938
Increase/(decrease) in accrued liabilities – related	4,100	(17,000)	18,909
Net cash from operating activities	(165,226)	(115,919)	(3,802,591)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	(19,795)	(71,943)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	(19,795)	(589,949)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351
Net change in cash and cash equivalents	(165,226)	(135,714)	228,811
Cash and cash equivalents, beginning of period	394,037	698,509	-
Cash and cash equivalents, end of period	$228,811	$562,795	$228,811
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2010 and December 31, 2009 (b) the results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and (c) cash flows for the six-month period ended June 30, 2010 and 2009.  The financial statements should be read in conjunction with the Company’s annual report on 10-K for the year ended December 31, 2009.

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of June 30, 2010, the Company had accrued a liability of $32,500 for current and prior year’s minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

Officers, directors, family members of the officers and directors, and the officer and directors controlled entities own 45% of the Company’s outstanding common stock.

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

Note 5 – Subsequent Events

On August 23, 2010, the Company executed a non-binding Letter of Intent (the “LOI”) to acquire Defense Technology Corporation, a Nevada corporation (“DTC”), in consideration of 10,000,000 post-reverse split shares of its common stock comprised of “restricted securities” as defined in Rule 144, following a one for 16.5 reverse split of its outstanding voting securities.  The LOI is effective for 45 days from execution, and it provides for the execution of a definitive agreement on satisfactory evidence of DTC having raised $800,000 in equity capital to fund its initial installation of 400 “Offender Alert Passive Scan” ™ doors; all agreements being in place satisfactory to us to finalize DTC’s exclusive licensing for “DTC Advantage” ™, a light-weight micro-fiber product designed to provide bullet proof protection to personnel, with other potential armor uses, along with related products; and DTC having an executed investment banking agreement with a firm satisfactory to us.  The LOI also provides for a transfer of the Company’s thin-film battery technology and all other related technology and cash assets to its wholly-owned subsidiary, the shares of which will then be the subject of a pro rata spin-off to the Company’s shareholders, excluding any shareholder receiving shares in the DTC acquisition.

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

Period ended June 30, 2010, compared to period ended June 30, 2009.

Revenue

We had $0 in revenue in 2010, and $0 in revenue for 2009.

Operating Expenses

Research and development expenses in the three-month period ended June 30, 2010, were $0, compared to $6,496 during the three-month and six-month periods ended June 30, 2010.  We discontinued our research and development program and eliminated its facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses. General and Administrative expenses were $107,992 in the three-month period ended June 30, 2010, compared to $40,404 in the three-month period ended June 30, 2009.  For the six-month period ended June 30, 2010, General and Administrative charges totaled $174,437, compared to $109,853 for the six-month period ended June 30, 2009.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We experienced an increase in professional charges the quarter ended June 30, 2010, as we actively seek potential business ventures.

Liquidity

We incurred a net loss of $110,314 for the period ended June 30, 2010. Cash on hand totaled $228,811. We believe cash on hand will be sufficient to finance current business operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2010.

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

Item 4.  Controls and Procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On August 23, 2010, we executed a non-binding Letter of Intent (the “LOI”) to acquire Defense Technology Corporation, a Nevada corporation (“DTC”), in consideration of 10,000,000 post-reverse split shares of our common stock comprised of “restricted securities” as defined in Rule 144, following a one for 16.5 reverse split of our outstanding voting securities.  The LOI is effective for 45 days from execution, and it provides for the execution of a definitive agreement on satisfactory evidence of DTC having raised $800,000 in equity capital to fund its initial installation of 400 “Offender Alert Passive Scan” ™ doors; all agreements being in place satisfactory to us to finalize DTC’s exclusive licensing for “DTC Advantage” ™, a light-weight micro-fiber product designed to provide bullet proof protection to personnel, with other potential armor uses, along with related products; and DTC having an executed investment banking agreement with a firm satisfactory to us.  The LOI also provides for a transfer of our thin-film battery technology and all other related and cash assets to our wholly-owned subsidiary, the shares of which will then be the subject of a pro rata spin-off to our shareholders, excluding any shareholder receiving shares in the DTC acquisition.

DTC was formed in 2007 to bring products to the market in the areas of personal and collateral protection.  Additional information of DTC and its products can be found on its website at www.dtchome.com, which is still under construction.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

10.1	Letter of Intent
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Mark L. Meriwether, President and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Mark L. Meriwether, President and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Oak Ridge Micro-Energy, Inc.

Date:	August 23, 2010	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director