Form 10-Q
period 2010-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2010-11-22
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 9, 2010 – 3,368,192 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	Sept 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets
Cash	$118,215	$394,037
Prepaid expenses	3,074	7,893
Total current assets	121,289	401,930

Intangible assets - net	25,340	32,968
Total assets	$146,629	$434,898

Liabilities and Shareholders' Equity
Accounts payable	$18,102	$18,728
Royalty payable	33,750	30,000
Accrued liabilities - related parties	18,250	18,000
Accrued liabilities - other	28,938	28,938
Total current liabilities	99,040	95,666

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 3,368,192 issued and outstanding at September 30, 2010 and December 31, 2009	3,368	3,368
Additional paid-in capital	17,609,052	17,609,052
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,245,236)	(14,953,593)
Total shareholders’ equity	47,589	339,232
Total liabilities and shareholders’ equity	$146,629	$434,898

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,		From Reactivation
	2010	2009	2010	2009	[January1, 1996] to Sept 30, 2010
Revenues	$ -	$1,375	$ -	$1,375	$138,251

Operating expenses:
General and administrative	110,148	59,464	284,585	169,317	10,223,894
Research and development	-	6,605	-	19,642	1,388,891
Sales and marketing	-	-	-	-	5,061
(Gain)/loss of sale of assets	-	-	-	-	4,361,078
Depreciation and amortization	2,542	2,080	7,628	5,334	809,440
Total operating expenses	112,690	68,149	292,213	194,293	16,788,364
Operating income/(loss)	(112,690)	(66,774)	(292,213)	(192,918)	(16,650,113)

Other income/(expenses):
Interest and other income	145	1,349	570	5,868	129,954
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	145	1,349	570	5,868	1,404,877
Net income/(loss)	$(112,545)	$(65,425)	$(291,643)	$(187,050)	$ (15,245,236)
Basic Loss Per Share	$ (0.03)	$ (0.02)	$ (0.09)	$ (0.06)
Basic Weighted Shares Outstanding	3,368,192	3,368,192	3,368,192	3,368,192

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Sept 30		From Reactivation
	2010	2009	[January 1, 1996] to Sept 30, 2010
Cash flow from operating activities:
Net income/(loss)	$ (291,643)	$ (187,050)	$ (15,245,236)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	7,628	5,334	809,439
(Increase)/decrease in prepaid expenses	4,819	8,691	(3,074)
Increase/(decrease) in accounts payable/royalty payment	3,124	14,548	431,236
Increase/(decrease) in accrued liabilities	-	-	28,938
Increase/(decrease) in accrued liabilities – related	250	(17,000)	15,059
Net cash from operating activities	(275,822)	(175,477)	(3,913,187)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	(22,793)	(71,943)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	(22,793)	(589,949)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351
Net change in cash and cash equivalents	(275,822)	(198,270)	118,215
Cash and cash equivalents, beginning of period	394,037	698,509	-
Cash and cash equivalents, end of period	$118,215	$500,239	$118,215
Cash paid for taxes	$ 0	$ 0
Cash paid for interest	$ 0	$ 0

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Description of Business

Oak Ridge Micro-Energy, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name “Vates Corp.”  Since inception, the Company has completed six name changes resulting in its present name.  With the 2002 acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”), the name of the Company was changed from Global Acquisitions, Inc.  The Company has changed the par value of its stock and effected five stock splits.  The accompanying financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

The Company became inactive after 1995 and is considered to be in the development stage after that date.  The Company’s principal operations are the further development and commercialization of the rechargeable thin-film lithium battery.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2010 and December 31, 2009 (b) the results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and (c) cash flows for the nine-month periods ended September 30, 2010 and 2009.  The financial statements should be read in conjunction with the Company’s annual report on 10-K for the year ended December 31, 2009.

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of September 30, 2010, the Company had accrued a liability of $33,750 for current and prior year’s minimum royalty payments.

Note 4 - Related Parties

Officers, directors, family members of the officers and directors, and the officer and directors controlled entities own 45% of the Company’s outstanding common stock.

Note 5 – Common Stock

Effective September 29, 2010, the Company effected a one for 22 reverse split.  The Company authorized the issuance of up to 500 shares for rounding up of fractional shares to the nearest whole share.  The accompanying financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

Note 7 – Subsequent Events

The Letter of Intent between the Company and Defense Technology Corporation, a Nevada corporation, which was effective as of August 23, 2010, expired according to its terms on October 7, 2010, without further action by the parties.

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

We are pursuing a constant stream of revenues and are actively organizing an Internet marketing business. We are partnering with top consultants and professionals with years of experience in this field. We are currently in the organizational stage and full disclosure and details will be released upon the completion of this stage. We intend to complete the organizational stage and launch this project in early fiscal 2011. Upon the launch of this project, we will expand our board of directors to include some of the aforementioned professionals and others, change our name to a name that comports with this business and assign our TFB technology to our wholly owned subsidiary. We expect revenues from this new line of business shortly after project launch.

On March 10, 2008, we sold our laboratory equipment to Planar Energy Devices, Inc., with a lease-back arrangement to allow us to use the equipment for up to 18 months; the 18 months has expired; however, we believe these facilities will be available at a reasonable price, if required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended September 30, 2010, compared period ended September 30, 2009.

Revenue

We had $0 in revenue in 2010, and $0 in revenue for 2009.

Operating Expenses

Research and development expenses in the three-month period ended September 30, 2010 were $0, compared to $6,605 during the three-month period ended September 30, 2009.  Research and development expenses were $0 for the nine-month period ended September 30, 2010, compared to $19,642 in the nine-month period ended September 30, 2009. We discontinued our research and development program and eliminated its facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses.

General and Administrative expenses were $110,148 in the three-month period ended September 30, 2010, compared to $59,464 in the three-month period ended September 30, 2009.  For the nine-month period ended September 30, 2010, these expenses totaled $284,585, compared to $169,317 for the nine-month period ended September 30, 2009. These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We experienced an increase in professional charges the quarter ended September 30, 2010, as we actively seek potential business ventures and to expand our operations.

Liquidity

We incurred a net loss of $291,643 for the nine month period ended September 30, 2010. Cash on hand totaled $118,215.  We believe cash on hand will be adequate to meet our present needs for six to 12 months.  We are actively seeking joint ventures and licensing or sale of our intellectual property.  As a result, we have experienced increased legal, travel and consulting fees.  We will continue to seek transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures.  These activities may result in future cash proceeds and payments.  If we are unsuccessful in these activities, we will have to seek additional debt or equity financing or curtail spending.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2010.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Removed and Reserved.

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

Oak Ridge Micro-Energy, Inc.

Date:	November 19, 2010	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director