Form 10-K
period 2010-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2011-04-15
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

The aggregate market value of the voting and non-voting common stock of the Registrant was $63,521, based on 1,924,893 shares held by non-affiliates and the closing price for the Registrant’s common stock on the OTCBB as of June 30, 2010, the end of the Registrant’s second fiscal quarter, based upon a closing price of $0.033 per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Outstanding Shares

As of April 15, 2011, the Registrant had 3,368,458 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

We have completed our research and have entered the next stage in which we will focus our energy and resources on marketing and licensing the thin-film battery to suitable partners across all industries. We have been in contact with several large-scale, multinational companies who have expressed interest in our thin-film battery technology.  This step is Stage 3 of our business plan.

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

We are currently involved in various stages of negotiation with other companies about the potential of license agreements or the sale of our intellectual property.  We also continue to seek other business ventures and opportunities to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures.  These activities may result in future cash proceeds and payments.  If we are unsuccessful in these activities, we will have to seek additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.

Business Development Activities

Developments During the Year Ended December 31, 2010

We effected a one for 22 reverse split on September 30, 2010.  Unless specifically indicated otherwise herein, all computations herein take into account the reverse split.

On August 23, 2010, we executed a non-binding Letter of Intent (the “LOI”) to acquire Defense Technology Corporation, a Nevada corporation (“DTC”), in consideration of 10,000,000 post-reverse split shares of its common stock comprised of “restricted securities” as defined in Rule 144, following a one for 22 reverse split of its outstanding voting securities.  The Letter of Intent between the Company and Defense Technology Corporation, a Nevada corporation, which was effective as of August 23, 2010, expired according to its terms on October 7, 2010, without further action by the parties.

Developments During the Year Ended December 31, 2009

We terminated our lease agreement at our  275 Midway Lane facility in 2009.

On November 9, 2009, John B. Bates, PhD. resigned as Chief Technical Officer and as a Director of the Company; he expressed a desire to limit his current services us by reason of his age and health concerns. There were no disagreements between Dr. Bates and the Company regarding this resignation. The Company has not yet filled the vacancy on the Board of Directors created by Dr. Bates’ resignation, but is seeking a qualified person for this position who will assist us in a planned aggressive licensing effort of our thin-film battery technology.  We and Dr. Bates anticipate entering into a Consulting Agreement for his valued services in licensing our technology on an as needed basis.  See our 8-K Current Report dated November 9, 2009, which was filed with the Securities and Exchange Commission on November 13, 2009.

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

Thin-film rechargeable lithium and lithium-ion batteries in which the component layers are less than 5 micrometers (0.0002 inches) thick were developed by Dr. John B. Bates and his team of scientists and engineers from more than a decade of research at the Oak Ridge National Laboratory (“ORNL”). Dr. John B. Bates retired from ORNL and became our Chief Technology Officer and a member of our Board of Directors. The U. S. Department of Energy has released the technology for commercialization through their licensing agent, UT Battelle LLC. We are one of a number of non-exclusive licensees of this technology. The batteries must be substantially manufactured in the United States, under our licensing agreement (the “Licensing Agreement”), unless a waiver is obtained. There may be exportation limitations into certain countries; there are no environmental compliance issues that we know of; and raw materials and manufacturing equipment are readily available from several vendors in the United States.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and

preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

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

Research and Development Costs During the Last Two Fiscal Years

We spent $0 and $21,795 in December 31, 2010, and 2009, respectively, on research and development.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full-Time Employees

We currently have one full-time employee.

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

ITEM 2:  PROPERTIES

We maintain office space provided by our Chief Executive Officer in Salt Lake City, Utah.

Dr. Bates’ prior association with the Oak Ridge National Laboratory allows us, through the ORNL Laboratory’s user program for corporations (also available to other licensees of the thin-film battery technology), to gain access to specialized equipment. This eliminates the need for us to purchase expensive equipment that is infrequently used but is critically important to our intended business. In addition to the personnel at ORNL, the city of Oak Ridge, Tennessee, has a large talent pool of former and/or retired employees with special skills in chemistry, physics and materials characterization. These specialists can be hired as permanent or part-time employees or as consultants.

ITEM 3:  LEGAL PROCEEDINGS

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4:  (REMOVED AND RESERVED)

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

The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2010 and 2009, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Period	High	Low
October 1, 2010 through December 31, 2010*	$0.20	$0.05

July 1, 2010 through September 30, 2010	$0.03	$0.015

April 1, 2010 through June 30, 2010	$0.27	$0.0122

January 1, 2010 through March 31, 2010	$0.035	$0.015

October 1, 2009 through December 31, 2009	$0.05	$0.01

July 1, 2009 through September 30, 2009	$0.05	$0.03

April 1, 2009 through June 30, 2009	$0.07	$0.03

January 1, 2009 through March 31, 2009	$0.05	$0.02

* Price reflects a one for 22 reverse split effected on September 30, 2010.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 485 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

There are no present material restrictions that limit our ability to pay dividends on common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, with the exception of the dividend by which we effected a three for one forward split in 2004, and do not intend to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the last three years, we issued the following unregistered securities:

Common Stock Issued for	Number of Shares	Year
Issuance of common stock for services at $0.66	68,182	2008

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2010, or 2009.

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

We have now completed our research stage and are entering the next stage in which we will focus our energy and resources on marketing and licensing the thin-film battery covered by our various patents to suitable partners across all industries. We have been in contact with several large-scale, multinational companies who have expressed interest in our thin-film battery technology.  This step is stage 3 of our business plan.

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

We are currently involved in various stages of negotiations with other companies about the potential of license agreements or the sell of our intellectual property.  We also continue to seek other business ventures and opportunities to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures.  These activities may result in future cash proceeds and payments.  If we are unsuccessful in these activities, we will have to seek additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.

On March 10, 2008, we sold our laboratory equipment to Planar Energy Devices, Inc., with a lease-back arrangement to allow us to use the equipment for up to 18 months; the 18 months has expired; however, we believe these facilities will be available at a reasonable price, if required.

Liquidity and Capital Resources

We incurred a net loss of $397,596 for the year ended December 31, 2010. Cash on hand totaled $12,664. We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.

Results of Operations

For the 12 month periods ended December 31, 2010 and 2009

During the year ended December 31, 2010, we had a net loss of $397,596.  During this same period ending December 31, 2009, we had a net loss of $319,658.  Our revenues for 2010 decreased to $0 compared to $1,375 in 2009. all of which was from consulting agreements with various companies.

Research and development expenses in the year ended December 31, 2010, were $0, compared to $21,795 during the year ended December 31, 2009. Research and development expense consisted mainly of salaries to a small technical staff and materials used in the further development and prototyping of the thin-film lithium battery.  In 2009, we completed our research and development stage and expect minimal research and development expenses in the future. We will focus our energy and resources on marketing and licensing the thin-film battery covered by our various patents to suitable partners across all industries.

General and Administrative expenses were $388,043 in the yearly period ended December 31, 2010, compared to $296,672 in the yearly period ended December 31, 2009. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  Increases in General and Administrative expenses are due to increased consulting expenses.

We had no Sales and marketing expense during 2010 or 2009.  Depreciation and amortization increased to $10,170 in 2010 from $8,956 in 2009.  Interest income decreased for 2010 to $617 from $6,390 in 2009

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Oak Ridge Micro-Energy, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Micro-Energy, Inc.,(A Development Stage Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 and for the period of the development stage [January 1, 1996] through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2010 and 2009 and the results of operations and cash flows for the years ended December 31, 2010 and 2009 and for the period of the developmental stage [January 1, 1996] through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has incurred significant losses since inception.  The Company has not established operations with consistent revenue streams and has a working capital deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 15, 2011

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash	$12,664	$394,037
Prepaid expenses	-	7,893
Total current assets	12,664	401,930

Intangible assets - net	30,579	32,968
Total assets	$43,243	$434,898

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$16,657	$18,728
Royalty payable	35,000	30,000
Accrued liabilities - related parties	12,000	18,000
Accrued liabilities - other	37,949	28,938
Total current liabilities	101,606	95,666

Shareholders' Equity (Deficit)
Common Stock - 100,000,000 authorized at $0.001 par value, 3,368,458 issued and outstanding at December 31, 2010 and December 31, 2009	3,368	3,368
Additional paid-in capital	17,609,052	17,609,052
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,351,188)	(14,953,593)
Total shareholders' equity (deficit)	(58,363)	339,232
Total liabilities and shareholders’ equity (deficit)	$43,243	$434,898

See Accompanying Notes to Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Operations

	December 31,		From beginning of developmental stage
	2010	2009	[January1, 1996] through December 31, 2010
Revenues	$0	$1,375	$138,251

Operating expenses:
General and administrative	388,043	296,672	10,327,350
Research and development	-	21,795	1,388,891
Sales and marketing	-	-	5,061
(Gain)/loss of sale of assets	-	-	4,361,078
Depreciation and amortization	10,170	8,956	811,983
Total operating expenses	398,213	327,423	16,894,363
Operating income/(loss)	(398,213)	(326,048)	(16,756,112)

Other income/(expenses):
Interest and other income	617	6,390	130,001
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	617	6,390	1,404,924
Net income/(loss)	$(397,596)	$(319,658)	$ (15,351,188)

Basic Loss Per Share	$ (0.12)	$ (0.10)
Basic Weighted Shares Outstanding	3,368,458	3,368,458

See Accompanying Notes to Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance January 1, 1996	55,895	$55	$5,423,016	$(2,319,595)
Stock for services at $5.13	4,077	4	20,929	-
Net operating loss - December 31, 1996	-	-	-	(4,748,837)
Net operating loss - December 31, 1997	-	-	-	(111,272)
Net operating loss - December 31, 1998	-	-	-	(31,347)
Net operating loss - December 31, 1999	-	-	-	(31,347)
Stock for services at $0.23	135,000	135	31,335	-
Stock for expenses at $0.26	92,554	93	23,637	-
Stock for payment of debt at $0.13	1,292,944	1,293	173,197	-
Common stock for retirement of preferred stock	10,596	11	33,184	-
Contributions to capital-expenses	-	-	15,000	-
Net operating profit - December 31, 2000	-	-	-	1,473,828
Balance at December 31, 2000	1,591,066	1,591	5,720,298	(5,768,570)
Return and cancellation of common stock	(545,455)	(545)	545	-
Stock for payment of debt at $2.04	23,864	24	48,692	-
Stock for cash at $14.67	2,727	3	39,997	-
Net operating loss - December 31, 2001	-	-	-	(116,761)
Balance at December 31, 2001	1,072,202	1,073	5,809,532	(5,885,331)
Issuance of common stock for all stock of Oak Ridge Micro-Energy	4,078	4	9,996	-
Stock for cash - net of costs - at $16.96	81,819	82	1,387,918	-
Stock for cash at $14.67	5,114	5	74,995	-
Stock for services at $3.64	17,045	17	61,983	-
Net operating loss - December 31, 2002	-	-	-	(697,953)
Balance at December 31, 2002	1,180,258	1,181	7,344,424	(6,583,284)
Stock for services at $2.86	456,432	456	1,306,834	-
Stock for cash at $9.17	8,866	9	81,266	-
Net operating loss - December 31, 2003	-	-	-	(1,666,290)
Balance at December 31, 2003	1,645,556	1,646	8,732,524	(8,249,574)
Stock for cash at $7.20	411,700	412	2,964,164	-
Stock for services and expenses at $2.95	790,359	790	2,334,692	-
Stock for license at $9.24	2,165	2	19,998	-
Net operating loss - December 31, 2004	-	-	-	(3,216,846)
Balance at December 31, 2004	2,849,780	2,850	14,051,378	(11,466,4200
Stock for services at $8.31	229,091	229	1,902,772	-
Sale of common stock at $9.17	1,364	1	12,499	-
Sale of common stock at $4.40	13,636	14	59,986	-
Stock for services at $7.04	3,409	3	23,997	-
Net operating loss - December 31, 2005	-	-	-	(2,618,616)
Balance at December 31, 2005	3,097,280	3,097	16,050,632	(14,085,036)
Stock for services at $5.06	240,909	241	1,218,771	-
Stock for services at $4.46	9,091	9	40,491
Stock for services at $3.30	26,136	26	86,224
Stock for services at $3.94	8,045	8	31,675
Net operating loss - December 31, 2006	-	-	-	(1,886,827)
Balance at December 31, 2006	3,381,461	3,381	17,427,793	(15,971,863)
Settlement of lawsuit	(81,185)	(81)	136,327
Net operating loss - December 31, 2007	-	-	-	(553,888)
Balance at December 31, 2007	3,300,276	3,300	17,564,120	(16,525,751)
Stock for services at $0.66	68,182	68	44,932
Net operating loss – December 31, 2008	-	-	-	(427,779)
Balance at December 31, 2008	3,368,458	3,368	17,609,052	(16,953,530)
Net operating loss - December 31, 2009	-	-	-	(319,658)
Balance at December 31, 2009	3,368,458	3,368	17,609,052	($17,273,188)
Net operating loss - December 31, 2010	-	-	-	(397,596)
Balance at December 31, 2010	3,368,458	$3,368	$17,609,052	($17,670,783)

See Accompanying Notes to Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statements of Cash Flows

	December 31		From Beginning Development Stage
	2010	2009	[January 1, 1996] through December 31, 2010
Cash flow from operating activities:
Net income/(loss)	$ (397,596)	$ (319,658)	$ (15,355,696)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	10,170	8,956	813,015
(Increase)/decrease in prepaid expenses	7,893	798	-
(Increase)/decrease in deposits	-	-	-
Increase/(decrease) in accounts payable/royalty payment	2,929	14,790	431,041
Increase/(decrease) in accrued liabilities	9,012	13,586	28,938
Increase/(decrease) in accrued liabilities – related party	(6,000)	1,000	8,809
Net cash from operating activities	(373,592)	(280,528)	(4,010,956)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	(7,781)	(23,944)	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	(7,781)	(23,944)	(597,731)

Cash flow from financing activities:
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	-	-	4,621,351

Net change in cash and cash equivalents	(381,373)	(304,472)	12,664
Cash and cash equivalents, beginning of period	394,037	698,509	-
Cash and cash equivalents, end of period	$12,664	$394,037	$12,664
Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

See Accompanying Notes to Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Liquidity

Oak Ridge Micro-Energy, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986 under the laws of the state of Colorado, with the original name “Vates Corp”.  Since inception, the Company has completed six name changes resulting in its present name.  With the 2002 acquisition of its sole subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”), the name of the Company was changed from Global Acquisitions, Inc.  The Company has changed the par value of its stock and effected six stock splits.  The accompanying financial statements have been prepared showing the after spilt effect with a par value of $0.001 since inception.

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

Revenue is recognized as products or services are delivered to the customer.  That is, the arrangements of the sale are documented, the products or services are delivered to the customer, the pricing becomes final, and collectability is reasonably assured.

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

Our policy is to recognize potential interest and penalties related to unrecognized tax benefits within general and administrative expenses.

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

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains cash in banks over the federally insured amounts of $250,000 on interest bearing accounts.  The Company did not have any accounts in excess of federally insured amounts as of December 31, 2010.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred. For the year ended December 31, 2010 and 2009, the Company recognized $0 in advertising expenses.

Recent Accounting Pronouncements

ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  The Company believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Note 3 – Accounting for Taxes

Below is a summary of deferred tax calculations for temporary taxable differences.  Loss carry forward amounts expire at various times through 2031.  No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since reactivation.  Any deferred tax benefit is offset entirely by valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.

	Year ended December 31,
	2010	2009
Deferred tax assets
Net operating loss	$3,9,40,035	$3,819,279
Patents	9,467	7,611
Accrued liabilities	3,064	-
Total deferred tax assets	3,952,566	3,826,890
Valuation allowance	(3,952,566)	(3,826,890)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Deferred tax asset	$ -	$ -

The valuation allowance has increased approximately $125,676 from $3,826,890 at December 31, 2009. The increase is due to the benefits of current year net operating loss carry forwards and amortization expense.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Year ended, December 31
	2010	2009
Federal statutory rate	34.0%	34.0%
Effect of:
State income taxes	0.0%	0.0%
Permanent differences	-0.6%	0.0
Change in valuation allowance	-33.4%	-34.0%
Effective tax rate	0.0%	0.0%

The Company evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

A reconciliation of our unrecognized tax benefits for 2010 is presented in the table below:

Balance as of January 1, 2010	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-

Balance as of December 31, 2010	$-

For the years ended December 31, 2010 and 2009, we recognized penalties and interest of $2,009 and $12,704, respectively.  The accrued balance of penalties and interest as of December 31, 2010 and 2009 was $14,713 and $12,704, respectively.

The tax years 2002 through 2010 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

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

As of December 31, 2010, the Company has an accrued royalty liability of $35,000.

Note 5 - Related Parties

Officers, directors, family members of the officers and directors, and the officer and directors controlled entities have acquired 45% of the Company’s outstanding common stock.

As of December 31, 2010 the Company owed related parties $12,000 for services performed during the year.  The amount due is non-interest bearing, unsecured, and payable on demand.

Note 6 – Lease Obligation

During the first four months of 2009, the Company had an operating lease for an office space located in Oak Ridge, Tennessee. The rental expense for 2009 was $8,800.  The Company terminated the lease in

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Consolidated Financial Statements

April 2009 and has zero future minimum rental payments.  The Company operates at offices provided to the Company at no cost by its President in Salt Lake City, Utah.

Note 7 – Patents

At December 31, 2010, the Company had capitalized patents of $30,579 net of $45,089 in accumulated amortization.  Amortization expense was $10,170 and $8,956 for the years ended December 31, 2010 and 2009, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Total Expense
For the year ended 12/31/2010	$9,825
For the year ended 12/31/2011	8,994
For the year ended 12/31/2012	6,977
For the year ended 12/31/2013	2,929
For the year ended 12/31/2014	1,259

Note 8 –Common Stock

Effective September 30, 2010, the Company effected a reverse split of its outstanding common stock on a basis of one for twenty-two (1:22), while retaining the current par value of $0.001.  All fractional shares were rounded up to the nearest whole share.  The Company retroactively applied the effects of the reverse split to all periods presented.

Note 9 – Going Concern

The Company has accumulated losses since inception, has a working capital deficit, and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to seek additional debt or equity financing.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2010, our internal controls over financial reporting were effective.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2010, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

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

Involvement in Certain Legal Proceedings

During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

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

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

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

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark L. Meriwether President Sec/Treas. & Director	12/31/10 12/31/09 12/31/08	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$161,015 $138,516 $140,147	$161,015 $138,516 $140,147
John B. Bates, CTO and Director	12/31/09 12/31/08	$21,685 $41,458	0 0	0 0	0 0	0 0	0 0	0 0	$21,685 $41,458

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securi-ties Underly-ing Unexer-cised Options (#) Exercis-able	Number of Securities underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expira-tion Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incen-tive Plan Awards: Number of Unearn-ed Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incen-tive Plan Awards: Market or Payout Value of Unearn-ed Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark L. Meriwether	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark L. Meriwether	None	(1)	None	None	None	$161,015	$161,015

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	John B. Bates, Ph.D.	820,898	24.4%
Common Stock	Mark L. Meriwether	622,667(2)	18.5%

(1) Percentages are based on 3,368,458 shares of common stock outstanding at March 24, 2011.

(2) Mr. Meriwether owns 517,721 shares in his own name; 2,728 shares that are in the name of Collette Meriwether; 12,002 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 35,669 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 54,547 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Mark L. Meriwether	622,667(2)	18.5%

(1) Percentages are based on 3,368,458 shares of common stock outstanding at March 24, 2011.

(2) Mr. Meriwether owns 517,721 shares in his own name; 2,728 shares that are in the name of Collette Meriwether; 12,002 shares in the name of C. Dobney, maiden name of Collette Meriwether; and 35,669 shares in the name of BC Ventures, a company that Mr. Meriwether owns.  For the purposes of this table, the 54,547 shares owned by Confetti Enterprises is also shown as being beneficially owned by Mr. Meriwether, though his wife claims full ownership of them.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2010, we had $12,000 owed to related parties.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$22,121	$21,458
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$22,121	$21,458

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2011	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 15, 2011	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President and Director