Form 10-Q
period 2011-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2011-05-23
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(801) 201-7635

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 20, 2011 – 3,368,458 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current assets
Cash	$419	$12,664
Total current assets	419	12,664

Intangible assets - net	28,036	30,579
Total assets	$28,455	$43,243

Liabilities and Shareholders' Equity
Accounts payable	$18,152	$16,657
Royalty payable	36,250	35,000
Accrued liabilities - related parties	12,000	12,000
Accrued liabilities - other	37,949	37,949
Shareholder Loan	6,050	-
Total current liabilities	110,401	101,606

Shareholders' Equity
Common Stock - 100,000,000 authorized at $0.001 par value, 3,368,458 issued and outstanding at March 31, 2011 and December 31, 2010	3,368	3,368
Additional paid-in capital	17,609,052	17,609,052
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,374,771)	(15,351,188)
Total shareholders’ equity	(81,946)	(58,363)
Total liabilities and shareholders’ equity	$28,455	$43,243

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,		From Reactivation
	2011	2010	[January1, 1996] to March 31, 2011
Revenues	$-	$-	$138,251

Operating expenses:
General and administrative	21,042	66,445	10,348,392
Research and development	-	-	1,388,891
Sales and marketing	-	-	5,061
(Gain)/loss of sale of assets	-	-	4,361,078
Depreciation and amortization	2,542	2,542	814,525
Total operating expenses	23,584	68,987	16,917,947
Operating income/(loss)	(23,584)	(68,987)	(16,779,696)

Other income/(expenses):
Interest and other income	1	204	130,002
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	1	204	1,404,925
Net income/(loss)	$(23,583)	$ (68,783)	$ (15,374,771)

Basic Loss Per Share	$ (0.01)	$ (0.02)
Basic Weighted Shares Outstanding	3,368,458	3,368,458

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	March 31		From Reactivation
	2011	2010	[January 1, 1996] to March 31, 2011
Cash flow from operating activities:
Net income/(loss)	$ (23,583)	$ (68,783)	$ (15,374,771)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	2,542	2,542	814,523
(Increase)/decrease in prepaid expenses	-	1,976	-
Increase/(decrease) in accounts payable/royalty payment	2,746	(16,531)	433,787
Increase/(decrease) in accrued liabilities	-	-	37,950
Increase/(decrease) in accrued liabilities – related	-	(3,500)	8,809
Net cash from operating activities	(18,295)	(84,296)	(4,029,251)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	-	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	-	(597,731)

Cash flow from financing activities:
Loan from Shareholder	6,050	-	6,050
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	6,050	-	4,627,401
Net change in cash and cash equivalents	(12,245)	(84,296)	419
Cash and cash equivalents, beginning of period	12,664	394,037	-
Cash and cash equivalents, end of period	$419	$309,741	$419
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2011 and December 31, 2010 (b) the results of operations for the three-month periods ended March 31, 2011 and 2010, and (c) cash flows for the three-month period ended March 31, 2011 and 2010.  The financial statements should be read in conjunction with the Company’s annual report on 10-K for the year ended December 31, 2010.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of March 31, 2011, the Company had accrued a liability of $36,250 for the current and prior years’ minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

The sole director and executive officer and his family have acquired approximately 19% of the Company’s outstanding common stock.  The Company received a shareholder loan in the amount of $6,050 during the quarter.  The unsecured loan bears 5% interest and is due on demand.

Effective February 1, 2011, the directors resolved to suspend payment of consulting fees to the Officer of the Company. The payment of consulting fees to the Officer will be reinstated once the Company generates positive operating cash flow.

Note 5 – Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Note 6 – Going Concern

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended March 31, 2011, compared to period ended March 31, 2010.

Revenue

We had $0 in revenue in 2011, and $0 in revenue for 2010.

Operating Expenses

Research and development expenses in the three-month period ended March 31, 2011 were $0, compared to $0 during the three-month period ended March 31, 2010.  We discontinued our research and development program and eliminated our facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses will be necessary.

General and Administrative expenses were $21,042 in the three-month period ended March 31, 2011, compared to $66,445 in the three-month period ended March 31, 2010.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The decrease in general and administrative expenses is due to the suspension of the payments of consulting fees to an Officer of the Company.

Liquidity and Capital Resources

We incurred a net loss of $23,583 for the period ended March 31, 2011. Cash on hand totaled $419.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We currently have an understanding with a principal shareholder who is our sole officer and director to provide the Company with funds as needed.  We received $6,050 from this shareholder during the quarter ended March 31, 2011.  This loan bears 5% interest and is due on demand.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2011.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

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

Oak Ridge Micro-Energy, Inc.

Date:	May 23, 2010	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director