Form 10-Q
period 2011-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2011-08-18
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(801) 201-7635

Registrant’s Telephone Number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ].  The Company does not have a corporate Web site.

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 13, 2011 – 3,368,458 shares of common stock.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current assets
Cash	$206	$12,664
Total current assets	206	12,664

Intangible assets - net	25,492	30,579
Total assets	$25,698	$43,243

Liabilities and Shareholders' Equity (Deficit)
Accounts payable	$29,726	$16,657
Royalty payable	37,500	35,000
Accrued liabilities - related parties	12,000	12,000
Accrued liabilities – other	37,949	37,949
Shareholder loan	6,050	-
Total current liabilities	123,225	101,606

Shareholders' Equity(Deficit)
Common Stock - 100,000,000 authorized at $0.001 par value, 3,368,458 issued and outstanding at June 30, 2011 and December 31, 2010	3,368	3,368
Additional paid-in capital	17,609,052	17,609,052
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,390,352)	(15,351,188)
Total shareholders’ equity (deficit)	(97,527)	(58,363)
Total liabilities and shareholders’ equity (deficit)	$25,698	$43,243

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		From Reactivation
	2011	2010	2011	2010	[January1, 1996] to June 30, 2011
Revenues	$ -	$ -	$ -	$ -	$138,251

Operating expenses:
General and administrative	13,038	107,992	34,080	174,437	10,361,432
Research and development	-	-	-	-	1,388,891
Sales and marketing	-	-	-	-	5,061
(Gain)/loss of sale of assets	-	-	-	-	4,361,078
Depreciation and amortization	2,543	2,543	5,085	5,086	817,066
Total operating expenses	15,581	110,535	39,165	179,523	16,933,528
Operating income/(loss)	(15,581)	(110,535)	(39,165)	(179,523)	(16,795,277)

Other income/(expenses):
Interest and other income	-	221	1	425	130,002
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	-	221	1	425	1,404,925
Net income/(loss)	$(15,581)	$(110,314)	$(39,164)	$(179,098)	$ (15,390,352)
Basic and Diluted Loss Per Share	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.05)
Basic Weighted Shares Outstanding	3,368,458	3,368,458	3,368,458	3,368,458

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	June 30		From Reactivation
	2011	2010	[January 1, 1996] to June 30, 2011
Cash flow from operating activities:
Net income/(loss)	$ (39,164)	$ (179,098)	$ (15,390,352)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	5,085	5,086	817,066
(Increase)/decrease in prepaid expenses	-	7,230	-
Increase/(decrease) in accounts payable/royalty payment	15,571	(2,544)	446,612
Increase/(decrease) in accrued liabilities	-	-	37,950
Increase/(decrease) in accrued liabilities – related	-	4,100	8,809
Net cash from operating activities	(18,508)	(165,226)	(4,029,464)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	-	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	-	(597,731)

Cash flow from financing activities:
Loan from Shareholder	6,050	-	6,050
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	6,050	-	4,627,401
Net change in cash and cash equivalents	(12,458)	(165,226)	206
Cash and cash equivalents, beginning of period	12,664	394,037	-
Cash and cash equivalents, end of period	$206	$228,811	$206
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2011 and December 31, 2010 (b) the results of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and (c) cash flows for the six-month period ended June 30, 2011 and 2010.  The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of June 30, 2011, the Company had accrued a liability of $37,500 for current and prior year’s minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

The officer and directors, and their related parties, controlled entities own 20% of the Company’s outstanding common stock.  The Company received a shareholder loan in the amount of $6,050 during the first quarter of 2011. The unsecured loan bears 5% interest and is due on demand.

Effective February 1, 2011, the directors resolved to suspend payment to the Officer of the Company. The payment to the Officer will be reinstated once the Company generates positive operating cash flow.

Note 5 – Recent Accounting Pronouncements

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

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

Period ended June 30, 2011, compared to period ended June 30, 2010.

Revenue

We had $0 in revenue in 2011, and $0 in revenue for 2010.

Operating Expenses

Research and development expenses in the three-month period ended June 30, 2011 were $0, compared to $0 during the three-month period ended June 30, 2010.  We discontinued our research and development program and eliminated our facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses will be necessary.

General and Administrative expenses were $13,038 in the three-month period ended June 30, 2011, compared to $107,992 in the three-month period ended June 30, 2010.  For the six-month period ended June 30, 2011, G&A expenses totaled $34,080, compared to $174,437 for the six-month period ended June 30, 2010.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The decrease in general and administrative expenses is due to the suspension of the payments of consulting fees to an Officer of the Company.

Liquidity and Capital Resources

We incurred a net loss of $39,164 for the six-month period ended June 30, 2011. Cash on hand totaled $206.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan. We currently have an understanding with a principal shareholder who is our sole officer and director to provide the Company with funds as needed.  We received $6,050 from this shareholder during the six months ended June 30, 2011.  This loan bears 5% interest and is due on demand.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2011.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

10.1	Letter of Intent
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Mark L. Meriwether, President and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Mark L. Meriwether, President and Director.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Oak Ridge Micro-Energy, Inc.

Date:	August 18, 2011	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director