Form 10-Q
period 2011-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2011-11-21
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]  The Registrant does not have a corporate Web site.

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 21, 2011 – 2,557,756 shares of common stock.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	Sept 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current assets
Cash	$29	$12,664
Total current assets	29	12,664

Intangible assets - net	22,950	30,579
Total assets	$22,979	$43,243

Liabilities and Shareholders' Deficit
Accounts payable	$33,226	$16,657
Royalty payable	38,750	35,000
Accrued liabilities - related parties	12,000	12,000
Accrued liabilities – other	37,949	37,949
Shareholder loan	6,106	-
Total current liabilities	128,031	101,606

Shareholders' Deficit
Common Stock - 100,000,000 authorized at $0.001 par value, 3,368,458 issued and outstanding at June 30, 2011 and December 31, 2010	3,368	3,368
Additional paid-in capital	17,609,052	17,609,052
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,397,877)	(15,351,188)
Total shareholders’ deficit	(105,052)	(58,363)
Total liabilities and shareholders’ deficit	$22,979	$43,243

See Accompanying Notes to the Condensed Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,		From Reactivation
	2011	2010	2011	2010	[January1, 1996] to Sept 30, 2011
Revenues	$ -	$ -	$ -	$ -	$ 138,251

Operating expenses:
General and administrative	4,983	110,148	39,063	284,585	10,366,413
Research and development	-	-	-	-	1,388,891
Sales and marketing	-	-	-	-	5,061
Loss on sale of assets	-	-	-	-	4,361,078
Depreciation and amortization	2,542	2,542	7,627	7,628	819,610
Total operating expenses	7,525	112,690	46,690	292,213	16,941,053
Operating income/(loss)	(7,525)	(112,690)	(46,690)	(292,213)	(16,802,802)

Other income/(expenses):
Interest and other income	-	145	1	570	130,002
Interest expense	-	-	-	-	(340,159)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	-	145	1	570	1,404,925
Net income/(loss)	$(7,525)	$(112,545)	$(46,689)	$(291,643)	$ (15,397,877)
Basic and Diluted Loss Per Share	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.08)
Basic Weighted Shares Outstanding	3,368,458	3,368,458	3,368,458	3,368,458

See Accompanying Notes to the Condensed Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	September 30		From Reactivation
	2011	2010	[January 1, 1996] to Sept 30, 2011
Cash flow from operating activities:
Net income/(loss)	$ (46,689)	$ (291,643)	$ (15,397,877)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	7,627	7,628	819,608
(Increase)/decrease in prepaid expenses	-	4,819	-
Increase/(decrease) in accounts payable/royalty payment	20,321	3,124	451,363
Increase/(decrease) in accrued liabilities	-	-	37,949
Increase/(decrease) in accrued liabilities – related	-	250	8,809
Net cash from operating activities	(18,741)	(275,822)	(4,029,697)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	-	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	-	(597,731)

Cash flow from financing activities:
Loan from Shareholder	6,106	-	6,106
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	6,106	-	4,627,457
Net change in cash and cash equivalents	(12,635)	(275,822)	29
Cash and cash equivalents, beginning of period	12,664	394,037	-
Cash and cash equivalents, end of period	$29	$118,215	$29
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

See Accompanying Notes to the Condensed Consolidated Financial Statements

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2011 and December 31, 2010 (b) the results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and (c) cash flows for the nine-month period ended September 30, 2011 and 2010.  The financial statements should be read in conjunction with the Company’s annual report on form 10-K for the year ended December 31, 2010.

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of those to be expected for the entire year.

Note 2 – Going Concern

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of September 30, 2011, the Company had accrued a liability of $38,750 for current and prior year’s minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

The officer and directors, and their related parties, controlled entities own 20% of the Company’s outstanding common stock.  The Company received a shareholder loan in the amount of $6,106 during the first quarter of 2011. The unsecured loan bears 5% interest and is due on demand.

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

Note 6 – Subsequent Event

Subsequent to period end, the Company entered into a share exchange agreement whereby a former director and officer agreed to exchange approximately 810,898 common shares in the Company for approximately a 10% ownership in Oak Ridge Nevada, a previously wholly-owned subsidiary of the Company.  In conjunction with this agreement, the Company assigned its intellectual property, with respect to its “thin film battery technology,” to Oak Ridge Nevada, a subsidiary of the Company.

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

During the prior several years, numerous large-scale, multinational companies have contacted us with interest in our TFB Technology. We believe our unique patented technology is ready for large-scale production and commercialization into many viable product lines. We intend to move into a strong and aggressive licensing mode, if and when funding is available. We plan to retain a top IP/licensing sales and marketing company, which specializes in licensing specialized technology to help achieve the goal of integrating the revolutionary TFB Technology into as many applications and product lines as possible, subject to available funding.

We currently continue to attempt to license or sell an interest in our intellectual property.  We also continue to seek other business ventures and opportunities to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures.  These activities may result in future cash proceeds and payments.  If we are unsuccessful in these activities, we will have to seek additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.

On March 10, 2008, we sold our laboratory equipment to Planar Energy Devices, Inc., with a lease-back arrangement to allow us to use the equipment for up to 18 months; the 18 months has expired; however, we believe these facilities will be available at a reasonable price, if required.

We have assigned all of our thin film battery technology to Oak Ridge Micro-Energy, Inc., a Nevada corporation, a subsidiary of which we presently own 90%.  See Part II, Item 5.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended September 30, 2011, compared to period ended September 30, 2010.

Revenue

We had $0 in revenue in 2011, and $0 in revenue for 2010.

Operating Expenses

We discontinued our research and development program and eliminated our facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses will be necessary.

General and Administrative expenses were $4,983 in the three-month period ended September 30, 2011, compared to $110,148 in the three-month period ended September 30, 2010.  For the nine-month period ended September 30, 2011, G&A expenses totaled $39,063, compared to $284,585 for the nine-month period ended September 30, 2010.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The decrease in general and administrative expenses is due to the suspension of the payments of consulting fees to an officer of the Company.

Liquidity and Capital Resources

We incurred a net loss of $46,689 for the nine-month period ended September 30, 2011. Cash on hand totaled $29.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We currently have an understanding with a principal shareholder who is our sole officer and director to provide the Company with funds as needed.  However, there is no requirement for him to provide funding.  We received $6,106 from this shareholder during the nine months ended September 30, 2011.  This loan bears 5% interest and is due on demand.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2011.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On November 8, 2011, we and John B. Bates, Ph.D., a former director and the former Chief Technical Officer of the Company, executed a Share Exchange Agreement by which Dr. Bates exchanged 810,898 shares of the Company’s common stock owned by him that amounted to approximately 24% of the 3,368,450 outstanding shares of the Company prior to the completion of the share exchange in consideration of 10% of the outstanding securities of Oak Ridge Micro-Energy, Inc., a Nevada corporation, which is a wholly-owned subsidiary of the Company  (“Oak Ridge Nevada”).  As a condition of the share exchange, we assigned all of our thin film battery technology to Oak Ridge Nevada, which held our initial ORNL License Agreement to such technology, and agreed not to dilute the ownership of Dr. Bates in Oak Ridge Nevada to below 10%.  The 810,898 shares have been cancelled and returned to our authorized shares.  For additional information see our 8-K Current Report dated November 8, 2011 and filed with the Securities and Exchange Commission on November 9, 2011.

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

Oak Ridge Micro-Energy, Inc.

Date:	November 21, 2011	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director