Form 10-K
period 2011-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2012-04-16
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ] The Company does not have a corporate website.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $445,025, based on 1,934,893 shares being held by non-affiliates and the closing price for the Registrant’s common stock on the OTCBB as of June 30, 2011, the end of the Registrant’s second fiscal quarter, being $0.23 per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ] Not Applicable.

Outstanding Shares

As of April 10, 2012, the Registrant had 2,557,560 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

We have completed our research and have entered the next stage in which we will focus our energy and resources on marketing and licensing the thin-film battery to suitable partners across all industries. We have been in contact with several large-scale, multinational companies who have expressed interest in our thin-film battery technology, though we have had no success in licensing our technology to date.  This step is Stage 3 of our business plan.

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

Allows a high-temperature thin film –battery to operate at temperatures up to 170ºC

•

“Getters for Thin Film Battery Hermetic Package” U.S. Patent No 7,553,582 B2 (Jun 30, 2009)

o

Further improves TFB packaging and the ability to withstand environmental pressures.  In particular, improved long-life TFB packages including getters and methods for making improved long-life TFB packages

•

“Thin Film Battery and Electrolyte Therefor” U.S. Patent No 7,410,730 B2 (Aug. 12, 2008)

o

New composition for a Lipon-based electrolyte

o

Improves the mechanical properties of a thin film electrolyte

o

Notice of allowance of all twenty-four claims received from USPTO on 24 March, 2008

•

“Thin Film Batteries for Low-Voltage Applications” USPTO three patents pending in Korea, Japan and Hong Kong

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

We are not currently involved in any negotiations about the potential of license agreements or the sale of our intellectual property, and we need cash for our present operations.  We continue to seek other business ventures and opportunities to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures, related to our technology and other industries.  These activities may result in future cash proceeds and payments.  If we are unsuccessful in these activities, we will have to seek additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.

Business Development Activities

Developments During the Year Ended December 31, 2011

On November 8, 2011, the Company and John B. Bates, Ph.D, a former director and our former Chief Technical Officer, executed a Share Exchange Agreement by which Dr. Bates exchanged 810,898 shares of the Company’s common stock owned by him that amounted to approximately 24% of the 3,368,450 outstanding shares of the Company prior to the completion of the share exchange in consideration of 10% of the outstanding securities of Oak Ridge Micro-Energy, Inc., a Nevada corporation that was a wholly-owned subsidiary of ours prior to the share exchange (“Oak Ridge Nevada”).  As a condition of the share exchange, we assigned all of our thin film battery technology to Oak Ridge Nevada, which held our initial ORNL License Agreement to such technology, and agreed not to dilute the ownership of Dr. Bates in Oak Ridge Nevada to below 10%.  The 810,898 shares were cancelled and returned to the Company’s authorized shares.

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

On November 9, 2009, John B. Bates, PhD. resigned as Chief Technical Officer and as a Director of the Company; he expressed a desire to limit his current services to us by reason of his age and health concerns. There were no disagreements between Dr. Bates and the Company regarding this resignation. The Company has not yet filled the vacancy on the Board of Directors created by Dr. Bates’ resignation, but is seeking a qualified person for this position who will assist us in a planned aggressive licensing effort of our thin-film battery technology.  We and Dr. Bates anticipated entering into a Consulting Agreement for his valued services in licensing our technology on an as needed basis.  See our 8-K Current Report dated November 9, 2009, which was filed with the Securities and Exchange Commission on November 13, 2009.

Description of Business

We license thin-film, solid-state batteries for industrial, government, and medical applications. Our thin-film battery is rechargeable, lithium-based, and the active battery layers are significantly thinner than common plastic wrap. Our batteries are intended for applications such as wireless smart sensors that operate in harsh environments, security cards, radio frequency identification (“RFID”) tags, semiconductor non-volatile memory chips, and implantable medical devices. The small size of this new battery technology will improve existing products and enable the development of many new products. Our fully packaged cells on ceramic substrates typically supplied to customers are 0.024 of an inch (0.62 mm) thick.

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

In the past, we have manufactured in limited quantities lithium-ion batteries (model ORLI.0.5CL). Batteries have been delivered to a variety of potential customers who desired samples to evaluate for integration into their products. With limited capital resources, we are seeking a relationship with a third party manufacturing partner who will be able to scale up our manufacturing process and produce large numbers of batteries for high-volume markets or companies who are interested in licensing our technology and integrating it into their product lines or developing new applications which require our unique patented technology.

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

Distribution Methods of the Products or Services

Our improvements to our patented and proprietary Intellectual Property portfolio has readied our technology for manufacturing and product integration into the above mentioned applications (see “Principal Products or Services and Their Markets”), amongst many others, though we have had little funds to market and advertise licenses and have been unsuccessful in licensing our technology to date.   We have determined that licensing our technology is, not only, the most cost effective and profitable method of penetrating the market, but will also eliminate the necessity to maintain large manufacturing facilitates.  In return, we will receive royalty payments.  Years of discussions within the industry has given us a long list of potential companies and contacts who may benefit from our technology and we are actively pursuing our current contact list to discuss potential License Agreements as available funds allow.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

Presently, we believe there are six other U.S. companies that have licenses for manufacturing thin-film batteries using the Department of Energy’s technology:

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

We spent $0 in December 31, 2011, and 2010, respectively, on research and development.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

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

The range of high and low bid quotations for our common stock during the each quarter of the years ended December 31, 2011 and 2010, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Period	High	Low
October 1, 2011 through December 31, 2011	$0.30	$0.17

July 1, 2011 through September 30, 2011	$0.23	$0.18

April 1, 2011 through June 30, 2011	$0.32	$0.22

January 1, 2011 through March 31, 2011	$0.57	$0.153

October 1, 2010 through December 31, 2010*	$0.20	$0.05

July 1, 2010 through September 30, 2010	$0.03	$0.015

April 1, 2010 through June 30, 2010	$0.27	$0.0122

January 1, 2010 through March 31, 2010	$0.035	$0.015

* Price reflects a one for 22 reverse split effected on September 30, 2010.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 483 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

During the last three years, we have not issued any unregistered securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2011, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

With the exception of the 810,898 shares we acquired from Dr. Bates described in Part I, Item 1, under the heading “Business Development Activities,” and the subheading, Developments During the Year Ended December 31, 2011,” there were no purchases of our equity securities by us during the years ended December 31, 2011, or 2010.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

We have now completed our research stage and are entering the next stage in which we will focus our energy and resources on marketing and licensing the thin-film battery covered by our various patents to suitable partners across all industries. We have been in contact with several large-scale, multinational companies who have expressed interest in our thin-film battery technology, but to date, we have been unsuccessful in licensing our technology.  This step is stage 3 of our business plan.

We have spent the first several years focusing on enhancing and improving the original core thin-film battery technology and have dedicated the facility in Oak Ridge, TN, to research and development, testing and prototyping. We feel we have reached the stage where all conceivable improvements and enhancements that would be required for product integration into the largest and most profitable markets have been accomplished. Through our testing, we have, among many other accomplishments, replaced the Lipon, the core of the original thin-film battery; changed the composition of the thin-film battery; developed a protective coating that makes it more durable through resistance to oxygen and moisture; improved long-life thin-film battery packages, including getters and methods for making improved long-life thin-film battery packages; developed a new anode-cathode combination (the active battery components which allows for record high temperature cycles of 170 degrees Celsius; and developed a thin-

film battery that operates between 2 V and 1 V.

During the prior several years, numerous large-scale, multinational companies have contacted us with interest in our TFB Technology. We believe our unique patented technology is ready for large-scale production and commercialization into many viable product lines. We intend to move into a strong and aggressive licensing mode. Subject to available funding, we plan to retain a top IP/licensing sales and marketing company, which specializes in licensing specialized technology to help achieve the goal of integrating the revolutionary TFB Technology into as many applications and product lines as possible.

We are not currently involved in any negotiations with any potential licensees of our technology.  We also continue to seek other business ventures and opportunities to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures, related to our technology and other industries.  These activities may result in future cash proceeds and payments.  If we are unsuccessful in these activities, we will have to seek additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.

Liquidity and Capital Resources

We incurred a net loss of $86,106 for the year ended December 31, 2011. Cash on hand totaled ($108).  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.

Results of Operations

For the 12 month periods ended December 31, 2011 and 2010

During the year ended December 31, 2011, we had a net loss of $86,106, of which $85,888 is attributable to shareholders of the Company.  During this same period ending December 31, 2010, we had a net loss of $397,596.  Our revenues for 2011 and 2010 were $0.

Research and development expenses in the year ended December 31, 2011 and 2010, were $0.  In 2009, we completed our research and development stage and expect minimal research and development expenses in the future. We will focus our energy and resources on marketing and licensing the thin-film battery covered by our various patents to suitable partners across all industries.

General and Administrative expenses were $75,937 in the year ended December 31, 2011, compared to $388,043 in the year ended December 31, 2010.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  Decreases in General and Administrative expenses are due to decreased consulting expenses.

We had no Sales and marketing expense during 2010 or 2009.  Depreciation and amortization was $10,170 in 2011 and 2010.  Interest income decreased for 2011 to $1 from $617 in 2010.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Oak Ridge Micro-Energy, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Micro-Energy, Inc.,(A Development Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and for the period of the development stage [January 1, 1996] through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2011 and 2010 and the results of operations and cash flows for the years ended December 31, 2011 and 2010 and for the period of the developmental stage [January 1, 1996] through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 13, 2012

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash	$ -	$ 12,664
Total current assets	-	12,664

Intangible assets – net	20,409	30,579
Total assets	$ 20,409	$ 43,243

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Bank Over Draft	$ 108	$ -
Accounts payable	53,612	16,657
Royalty payable	40,000	35,000
Accrued liabilities - related parties	20,100	12,000
Accrued liabilities – other	43,146	37,949
Shareholder Loan	7,911	-
Total current liabilities	164,877	101,606

Shareholders' Equity (Deficit)
Common Stock - 100,000,000 authorized at $0.001 par value, 2,557,560 issued and outstanding at December 31, 2011 and 3,368,458 issued and outstanding at December 31, 2010	2,558	3,368
Additional paid-in capital	17,607,676	17,609,052
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,437,076)	(15,351,188)
Total Oak Ridge shareholders' equity (deficit)	(146,437)	(58,363)
Non-Controlling Interest	1,969	-
Total Stockholders' Equity	(144,468)	(58,363)
Total liabilities and shareholders’ equity (deficit)	$20,409	$43,243

See Accompanying Notes to Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statements of Operations

	December 31,		From beginning of developmental stage
	2011	2010	[January1, 1996] through December 31, 2011
Revenues	$0	$0	$138,251

Operating expenses:
General and administrative	75,937	388,043	10,403,287
Research and development	-	-	1,388,891
Sales and marketing	-	-	5,061
(Gain)/loss of sale of assets	-	-	4,361,078
Depreciation and amortization	10,170	10,170	822,153
Total operating expenses	86,107	398,213	16,980,470
Operating loss	(86,107)	(398,213)	(16,842,219)

Other income/(expenses):
Interest and other income	1	617	130,002
Interest expense	-	-	(340,159)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	1	617	1,404,925
Net loss	(86,106)	(397,596)	(15,437,294)
Plus: Net loss attributable to Non-controlling interest	218	-	218
Net loss attributable to Oak Ridges shareholders	$ (85,888)	$ (397,596)	$ (15,437,076)

Loss Per Share Basic and Diluted	$ (0.03)	$ (0.12)
Weighted Shares Outstanding Basic and Diluted	3,264,041	3,368,458

See Accompanying Notes to Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-Controlling Interest	Net Shareholders' Equity (Deficit)
Balance January 1, 1996	55,895	$ 55	$ 5,423,016	$ (2,319,595)	-	$ 3,103,476
Stock for services at $5.13	4,077	4	20,929	-	-	20,933
Net operating loss - December 31, 1996	-	-	-	(4,748,837)	-	(4,748,837)
Net operating loss - December 31, 1997	-	-	-	(111,272)	-	(111,272)
Net operating loss - December 31, 1998	-	-	-	(31,347)	-	(31,347)
Net operating loss - December 31, 1999	-	-	-	(31,347)	-	(31,347)
Stock for services at $0.23	135,000	135	31,335	-	-	31,470
Stock for expenses at $0.26	92,554	93	23,637	-	-	23,730
Stock for payment of debt at $0.13	1,292,944	1,293	173,197	-	-	174,490
Common stock for retirement of preferred stock	10,596	11	33,184	-	-	33,195
Contributions to capital-expenses	-	-	15,000	-	-	15,000
Net operating profit - December 31, 2000	-	-	-	1,473,828	-	1,473,828
Balance at December 31, 2000	1,591,066	1,591	5,720,298	(5,768,570)	-	(46,681)
Return and cancellation of common stock	(545,455)	(545)	545	-	-	-
Stock for payment of debt at $2.04	23,864	24	48,692	-	-	48,716
Stock for cash at $14.67	2,727	3	39,997	-	-	40,000
Net operating loss - December 31, 2001	-	-	-	(116,761)	-	(116,761)
Balance at December 31, 2001	1,072,202	1,073	5,809,532	(5,885,331)	-	(74,726)
Issuance of common stock for all stock of Oak Ridge Micro-Energy	4,078	4	9,996	-	-	10,000
Stock for cash - net of costs - at $16.96	81,819	82	1,387,918	-	-	1,388,000
Stock for cash at $14.67	5,114	5	74,995	-	-	75,000
Stock for services at $3.64	17,045	17	61,983	-	-	62,000
Net operating loss - December 31, 2002	-	-	-	(697,953)	-	(697,953)
Balance at December 31, 2002	1,180,258	1,181	7,344,424	(6,583,284)	-	762,321
Stock for services at $2.86	456,432	456	1,306,834	-	-	1,307,290
Stock for cash at $9.17	8,866	9	81,266	-	-	81,275
Net operating loss - December 31, 2003	-	-	-	(1,666,290)	-	(1,666,290)
Balance at December 31, 2003	1,645,556	1,646	8,732,524	(8,249,574)	-	484,596
Stock for cash at $7.20	411,700	412	2,964,164	-	-	2,964,576
Stock for services and expenses at $2.95	790,359	790	2,334,692	-	-	2,335,482
Stock for license at $9.24	2,165	2	19,998	-	-	20,000
Net operating loss - December 31, 2004	-	-	-	(3,216,846)	-	(3,216,846)
Balance at December 31, 2004	2,849,780	2,850	14,051,378	(11,466,420)	-	2,587,808
Stock for services at $8.31	229,091	229	1,902,772	-	-	1,903,001
Sale of common stock at $9.17	1,364	1	12,499	-	-	12,500
Sale of common stock at $4.40	13,636	14	59,986	-	-	60,000
Stock for services at $7.04	3,409	3	23,997	-	-	24,000
Net operating loss - December 31, 2005	-	-	-	(2,618,616)	-	(2,618,616)
Balance at December 31, 2005	3,097,280	3,097	16,050,632	(14,085,036)	-	1,968,693
Stock for services at $5.06	240,909	241	1,218,771	-	-	1,219,012
Stock for services at $4.46	9,091	9	40,491		-	40,500
Stock for services at $3.30	26,136	26	86,224		-	86,250
Stock for services at $3.94	8,045	8	31,675		-	31,683
Net operating loss - December 31, 2006	-	-	-	(1,886,827)	-	(1,886,827)
Balance at December 31, 2006	3,381,461	3,381	17,427,793	(15,971,863)	-	1,459,311
Settlement of lawsuit	(81,185)	(81)	136,327		-	136,246
Net operating loss - December 31, 2007	-	-	-	(553,888)	-	(553,888)
Balance at December 31, 2007	3,300,276	3,300	17,564,120	(16,525,751)	-	1,041,669
Stock for services at $0.66	68,182	68	44,932		-	45,000
Net operating loss – December 31, 2008	-	-	-	(427,779)	-	(427,779)
Balance at December 31, 2008	3,368,458	3,368	17,609,052	(16,953,530)	-	658,890
Net operating loss - December 31, 2009	-	-	-	(319,658)	-	(319,658)
Balance at December 31, 2009	3,368,458	3,368	17,609,052	(17,273,188)	-	339,232
Net operating loss - December 31, 2010	-	-	-	(397,596)	-	(397,596)
Balance at December 31, 2010	3,368,458	3,368	17,609,052	(17,670,783)	-	(58,363)
Shares exchanged for non-controlling interest in subsidiary	(810,898)	(810)	(1,376)		2,186	-
Net operating loss – December 31, 2011	-	-	-	(85,888)	(218)	(86,106)
Balance at December 31, 2011	2,557,560	2,558	17,607,676	$ (17,756,671)	$ 1,969	$ (144,468)

See Accompanying Notes to Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Consolidated Statements of Cash Flows

	December 31,		From Beginning Development Stage
	2011	2010	[January 1, 1996] through December 31, 2011
Cash flow from operating activities:
Net loss	($86,106)	($397,596)	($15,437,294)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	10,170	10,170	822,153
(Increase)/decrease in prepaid expenses	-	7,893	-
(Increase)/decrease in deposits	-	-	-
Increase/(decrease) in bank overdraft	108	-	108
Increase/(decrease) in accounts payable/royalty payment	41,956	2,929	472,996
Increase/(decrease) in accrued liabilities	5,197	9,012	43,146
Increase/(decrease) in accrued liabilities – related party	8,100	(6,000)	16,909
Net cash from operating activities	(20,575)	(373,592)	(4,031,531)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	(7,781)	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	(7,781)	(597,731)

Cash flow from financing activities:
Loan from Shareholder	7,911	-	7,911
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	7,911	-	4,629,262

Net change in cash and cash equivalents	(12,664)	(381,373)	-
Cash and cash equivalents, beginning of period	12,664	394,037	-
Cash and cash equivalents, end of period	$-	$12,664	$-
Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

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

	Year ended December 31,
	2011	2010
Deferred tax assets
Net operating loss	$3,951,106	$3,940,035
Patents	11,245	9,467
Accrued liabilities	3,064	3,064
Total deferred tax assets	3,965,415	3,952,566
Valuation allowance	(3,965,415)	(3,952,566)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Deferred tax asset	$ -	$ -

The valuation allowance has increased approximately $12,849 from $3,952,566 at December 31, 2010. The increase is due to the benefits of current year net operating loss carry forwards and amortization expense.

Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Year ended, December 31
	2011	2010
Federal statutory rate	34.0%	34.0%
Effect of:
State income taxes	0.0%	0.0%
Permanent differences	-0.6%	-0.6%
Change in valuation allowance	-33.4%	-33.4%
Effective tax rate	0.0%	0.0%

The Company evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2011 is presented in the table below:

Balance as of January 1, 2011	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-

Balance as of December 31, 2011	$-

For the years ended December 31, 2011 and 2010, we recognized penalties and interest of $3,187and $2,009, respectively.  The accrued balance of penalties and interest as of December 31, 2011 and 2010 was $17,900 and $14,713, respectively.

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

As of December 31, 2011, the Company has an accrued royalty liability of $40,000.

Note 5 - Related Parties

Officers, directors, family members of the officers and directors, and the officer and directors controlled entities have acquired 45% of the Company’s outstanding common stock. The Company received a shareholder loan in the amount of $7,911 during the year ended December 31, 2011. The unsecured loan bears 5% interest and is due on demand.

As of December 31, 2011 the Company owed related parties $20,100 for services.  The amount due is non-interest bearing, unsecured, and payable on demand.

Effective February 1, 2011, the directors resolved to suspend payment to the Officer of the Company. The payment to the Officer will be reinstated once the Company generates positive operating cash flow.

Note 6 – Lease Obligation

The Company operates at offices provided to the Company at no cost by its President in Salt Lake City, Utah.

Note 7 – Patents

At December 31, 2011, the Company had capitalized patents of $20,409 net of $56,448 in accumulated amortization.  Amortization expense was $10,170 and $10,170 for the years ended December 31, 2011 and 2010, respectively.

The following is a listing of the estimated amortization expense for the next five years:

Total Expense
For the year ended 12/31/2011	$8,994
For the year ended 12/31/2012	6,977
For the year ended 12/31/2013	2,929
For the year ended 12/31/2014	1,259
For the year ended 12/31/2015	250

Note 8 –Common Stock

On November 8, 2011, the Company and John B. Bates, Ph.D, a former director and the former Chief Technical Officer of the Company executed a Share Exchange Agreement by which Dr. Bates exchanged 810,898 shares of the Company’s common stock owned by him that amounted to approximately 24% of the 3,368,450 outstanding shares of the Company prior to the completion of the share exchange in consideration of 10% of the outstanding securities of Oak Ridge Micro-Energy, Inc., a Nevada corporation that was a wholly-owned subsidiary of the Company prior to the share exchange (“Oak Ridge Nevada”).  As a condition of the share exchange, the Company assigned all of its thin film battery technology to Oak Ridge Nevada, which held its initial ORNL License Agreement to such technology, and agreed not to dilute the ownership of Dr. Bates in Oak Ridge Nevada to below 10%.  The 810,898 shares were cancelled and returned to the Company’s authorized shares.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2011, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2011, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Mark Meriwether	CEO President President Director Secretary Treasurer	03/31/02 02/14/01 03/31/02 02/14/01 02/14/01 02/14/01	* 01/15/02 * * * *

*

This person presently serves in the capacities indicated opposite his name.

Background and Business Experience

Mark Meriwether. Mr. Meriwether is 55 years of age, and for the past 22 years, his principal occupation has involved providing services to public and private companies in the areas of corporate restructuring and reorganizations, mergers and funding as an independent contractor.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Directorships Held in Other Reporting Companies

Our officers and directors hold no other positions in any other reporting companies.

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

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

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities lawsorFederal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below of Part III, Item 12.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2011, there were no reports required to be filed.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Mark L. Meriwether President Sec/Treas. & Director	12/31/11 12/31/10 12/31/09	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$14,400 $161,015 $138,516	$14,400 $161,015 $138,516
John B. Bates, CTO and Director	12/31/09	$21,685	0	0	0	0	0	0	$21,685

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securi-ties Underly-ing Unexer-cised Options (#) Exercis-able	Number of Securities underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expira-tion Date	Num-ber of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incen-tive Plan Awards: Number of Unearn-ed Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incen-tive Plan Awards: Market or Payout Value of Unearn-ed Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark L. Meriwether	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark L. Meriwether	None	(1)	None	None	None	$	$

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Mark L. Meriwether	622,667(2)	24.3%

(1) Percentages are based on 2,557,560 shares of common stock outstanding at March 27, 2012.

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

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Mark L. Meriwether	622,667(2)	24.3%

(1) Percentages are based on 2,557,560 shares of common stock outstanding at March 27, 2012.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2011, we owed $28,011 to a related party, Mark L. Meriwether, our only director and executive officer, for advances made to us.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$17,072	$22,121
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$17,072	$22,121

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2011, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit Number	Description
21	Subsidiaries
31	302 Certification of Mark Meriwether
32	906 Certification

101 INS

XBRL Instance Document***

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document***

101 LAB

XBRL Taxonomy Extension Label Linkbase Document***

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document***

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document***

101 SCH

XBRL Taxonomy Extension Schema Document***

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

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 13, 2011	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 13, 2011	By:	/s/Mark L. Meriwether
Mark L. Meriwether
President and Director