Form 10-Q
period 2012-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2012-05-21
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 18, 2012 – 2,869,560 shares of common stock.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash	$ 0	$ 0
Total current assets	0	0

Intangible assets – net	17,867	20,409
Total assets	$ 17,867	$ 20,409

Liabilities and Shareholders' Deficit
Bank Over Draft	$ 0	$ 108
Accounts payable	56,235	53,612
Royalty payable	41,250	40,000
Accrued liabilities - related parties	23,700	20,100
Accrued liabilities – other	43,146	43,146
Shareholder Loan	9,108	7,911
Total current liabilities	173,439	164,877

Shareholders' Deficit
Common Stock - 100,000,000 authorized at $0.001 par value, 2,557,560 issued and outstanding at March 31, 2012 and December 31, 2011	2,558	2,558
Additional paid-in capital	17,607,676	17,607,676
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,447,801)	(15,437,076)
Total Oak Ridge Shareholders’ deficit	(157,162)	(146,437)
Non-Controlling Interest	1,590	1,969
Total shareholders’ deficit	(155,572)	(144,468)
Total liabilities and shareholders’ deficit	$ 17,867	$ 20,409

See Accompanying Notes to the Condensed Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,		From Reactivation
	2012	2011	[January1, 1996] to March 31, 2012
Revenues	$ -	$ -	$ 138,251

Operating expenses:
General and administrative	8,341	21,042	10,411,628
Research and development	-	-	1,388,891
Sales and marketing	-	-	5,061
(Gain)/loss of sale of assets	-	-	4,361,078
Depreciation and amortization	2,542	2,542	824,695
Total operating expenses	10,883	23,584	16,991,353
Operating loss	(10,883)	(23,584)	(16,853,102)
Other income/(expenses):
Interest and other income	-	1	130,002
Interest expense	(221)	-	(340,380)
Gain on settlement of debt	-	-	1,615,082
Total other income/(expenses)	(221)	1	1,404,704
Net loss	(11,104)	(23,583)	(15,448,398)
Plus: Net loss attributable to non-controlling interest	379	-	597
Net loss attributable to Oak Ridge shareholders	$ (10,725)	$ (23,583)	$ (15,447,801)
Basic Loss Per Share Basic and Diluted	$ (0.01)	$ (0.01)
Basic Weighted Shares Outstanding Basic and Diluted	2,557,560	3,368,458

See Accompanying Notes to the Condensed Consolidated Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31		From Reactivation
	2012	2011	[January 1, 1996] to March 31, 2012
Cash flow from operating activities:
Net income/(loss)	$ (11,104)	$ (23,583)	$ (15,448,398)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	2,542	2,542	824,695
Increase/(decrease) in bank overdraft	(108)	-	-
Increase/(decrease) in accounts payable/royalty payment	3,873	2,746	476,869
Increase/(decrease) in accrued liabilities	-	-	43,146
Increase/(decrease) in accrued liabilities – related	3,821	-	20,730
Net cash from operating activities	(976)	(18,295)	(4,032,507)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	-	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	-	(597,731)

Cash flow from financing activities:
Loan from Shareholder	976	6,050	8,887
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	976	6,050	4,630,238
Net change in cash and cash equivalents	-	(12,245)	-
Cash and cash equivalents, beginning of period	-	12,664	-
Cash and cash equivalents, end of period	$ -	$ 419	$ -
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at March 31, 2012 and December 31, 2011 (b) the results of operations for the three-month periods ended March 31, 2012 and 2011, and (c) cash flows for the three-month period ended March 31, 2012 and 2011.  The financial statements should be read in conjunction with the Company’s annual report on 10-K for the year ended December 31, 2011.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of March 31, 2012, the Company had accrued a liability of $41,250 for the current and prior years’ minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

The sole director and executive officer and his family have acquired approximately 33% of the Company’s outstanding common stock.

The Company received a shareholder loan in the amount of $976 during the quarter. The balance due to the shareholder is $9,108, including accrued interest of $221.  The unsecured loan bears 5% interest and is due on demand.

As of March 31, 2012 the Company owed related parties $23,700 for services.  The amount due is non-interest bearing, unsecured, and payable on demand.

Effective 2011, the directors resolved to suspend accrual and payment of consulting fees to the Officer of the Company. The payment of consulting fees to the Officer will be reinstated once the Company generates positive operating cash flow.

Note 5 – Subsequent Event

On April 18, 2012, the Company issued its sole director and executive officer  312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for cash advances to the Company and $19,200 as compensation for services rendered.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended March 31, 2012, compared to period ended March 31, 2011.

Revenue

We had $0 in revenue in 2012, and $0 in revenue for 2011.

Operating Expenses

We discontinued our research and development program and eliminated our facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses will be necessary.

General and Administrative expenses were $8,341 in the three-month period ended March 31, 2012, compared to $21,042 in the three-month period ended March 31, 2011.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The primary decrease in general and administrative expenses is due to the suspension of the accrual and payments of consulting fees to an officer of the Company.

Liquidity and Capital Resources

We incurred a net loss of $11,104 for the three-month period ended March 31, 2012.  Cash on hand was $0.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We currently have an understanding with a principal shareholder who is our sole officer and director to provide the Company with funds as needed.  However, there is no requirement for him to provide funding.  We received $976 from this shareholder during the three months ended March 31, 2012.  The balance due to the shareholder is $9,108, including accrued interest of $221.  The unsecured loan bears 5% interest and is due on demand.  Subsequent to the period covered by this Quarterly Report, on April 18, 2012, the Company issued this related party shareholder 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for cash advances to the Company and $19,200 as compensation for services rendered,

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2012.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2012, the Company issued its sole director and executive officer  312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for cash advances to the Company and $19,200 as compensation for services rendered,

The shares were issued pursuant to the registration exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in a private placement not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None, not applicable.

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

Oak Ridge Micro-Energy, Inc.

Date:	May 18, 2012	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director