Form 10-Q
period 2012-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2012-08-20
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 10, 2012 – 2,869,560 shares of common stock.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash	$ 0	$ 0
Total current assets	0	0

Intangible assets – net	15,325	20,409
Total assets	$ 15,325	$ 20,409

Liabilities and Shareholders’ Deficit
Bank overdraft	$ 0	$ 108
Accounts payable	57,862	53,612
Royalty payable	42,500	40,000
Accrued liabilities – related parties	15,301	20,100
Accrued liabilities – other	44,248	43,146
Shareholder loan	8,823	7,911
Total current liabilities	168,734	164,877

Shareholders’ Deficit
Common Stock – 100,000,000 authorized at $0.001 par value, 2,869,560 issued and outstanding at June 30, 2012 and 2,557,560 at December 31, 2011	2,870	2,558
Additional paid-in capital	17,638,564	17,607,676
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,476,458)	(15,437,076)
Total Oak Ridge shareholders’ deficit	(154,619)	(146,437)
Non-controlling interest	1,210	1,969
Total shareholders’ deficit	(153,409)	(144,468)
Total liabilities and shareholders’ deficit	$ 15,325	$ 20,409

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,		From Reactivation
	2012	2011	2012	2011	[January1, 1996] to June 30, 2012
Revenues	$ -	$ -	$ -	$ -	$ 138,251

Operating expenses:
General and administrative	26,279	13,038	34,620	34,080	10,437,907
Research and development	-	-	-	-	1,388,891
Sales and marketing	-	-	-	-	5,061
Loss of sale of assets	-	-	-	-	4,361,078
Depreciation and amortization	2,543	2,543	5,085	5,085	827,238
Total operating expenses	28,822	15,581	39,705	39,165	17,020,175
Operating loss	(28,822)	(15,581)	(39,705)	(39,165)	(16,881,924)

Other income/(expenses):
Interest and other income	-	-	-	1	130,002
Interest expense	(215)	-	(436)	-	(340,595)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	(215)	-	(436)	1	1,404,489
Net loss	(29,037)	(15,581)	(40,141)	(39,164)	(15,477,435)
Plus: net loss attributable to non-controlling interest	380	-	759	-	977
Net loss attributable to Oak Ridge shareholders	$ (28,657)	$ (15,581)	$ 39,382)	$ (39,164)	$ (15,476,458)
Basic loss per share, basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Basic weighted shares outstanding, basic and diluted	2,807,846	3,368,458	2,682,703	3,368,458

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	June 30,		From Reactivation
	2012	2011	[January 1, 1996] to June 30, 2012
Cash flow from operating activities:
Net income/(loss)	$ (40,141)	$ (39,164)	$ (15,477,435)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,598
Depreciation and amortization	5,085	5,085	827,238
Increase/(decrease) in bank overdraft	(108)	-	-
Increase/(decrease) in accounts payable/royalty payment	6,750	15,571	479,746
Increase/(decrease) in accrued liabilities	1,102	-	44,248
Increase/(decrease) in accrued liabilities – related	14,835	-	31,744
Net cash from operating activities	(12,477)	(18,508)	(4,044,008)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	-	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	-	(597,731)

Cash flow from financing activities:
Loan from Shareholder	12,477	6,050	20,388
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	12,477	6,050	4,641,739
Net change in cash and cash equivalents	-	(12,458)	-
Cash and cash equivalents, beginning of period	-	12,664	-
Cash and cash equivalents, end of period	$ -	$ 206	$ -
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0
Non-cash investing and financing activities:

During the quarter ended June 30, 2012, 312,000 shares were issued to repay $12,000 for shareholder loan repayments and  $19,200 as payment for compensation for services rendered in previous quarters.

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

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at June 30, 2012 and December 31, 2011 (b) the results of operations for the three-month and six-month periods ended June 30, 2012 and 2011, and (c) cash flows for the six-month period ended June 30, 2012 and 2011.  The financial statements should be read in conjunction with the Company’s annual report on 10-K for the year ended December 31, 2011.

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of those to be expected for the entire year.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of June 30, 2012, the Company had accrued a liability of $42,500 for current and prior year’s minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

The sole director and executive officer and his family have acquired approximately 40% of the Company’s outstanding common stock.

The Company received a shareholder loan in the amount of $12,477 during the six months ended June 30, 2012. The balance due to the shareholder is $8,823, including accrued interest of $215.  The unsecured loan bears 10% interest and is due on demand.

As of June 30, 2012, the Company owed related parties $15,301 for services.  The amount due is non-interest bearing, unsecured, and payable on demand.

On April 18, 2012, the Company issued its sole director and executive officer 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for shareholder loan repayments and $19,200 as payment for compensation for services rendered in previous quarters.

Note 5 – Subsequent Events

Effective August 15, 2012, Oak Ridge Micro-Energy, Inc. (the “Company,” “we,” “our,” “us” and words of similar import) accepted a Letter of Intent (the “LOI”) from Carbon Strategic Pte Ltd., a corporation organized under the laws of Singapore (“Carbon Strategic”), whereby the parties agreed to the general terms upon which their respective Boards of Directors would enter into a Share Purchase Agreement (the “SPA”) under which we would acquire all of the issued and outstanding classes of any securities of Carbon Strategic in consideration of the issuance of shares of our $0.001 par value common stock that will be “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission (the “SEC”).  The SPA is subject to the approval of all stockholders of Carbon Strategic, who would be the  “Sellers” of the outstanding securities of Carbon Strategic under the SPA.  The LOI provides various conditions precedent to the closing of the SPA, and there is no assurance that the SPA will be completed.

Carbon Strategic Pte Ltd is a Singapore company that is active in the Natural Capital Sector. Carbon Strategic specializes in designing and developing project models for sustainable forest development and forest conservation through biodiversity, REDD (“Reduced Emissions from Deforestation and Degradation”) carbon mechanisms, sustainable forestry practices, carbon origination for renewable energy projects and strategic solutions for sustainable practice in industry.

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

Period ended June 30, 2012, compared to period ended June 30, 2011.

Revenue

We had $0 in revenue in 2012, and $0 in revenue for 2011.

Operating Expenses

We discontinued our research and development program and eliminated our facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses will be necessary.

General and administrative expenses were $26,279 in the three-month period ended June 30, 2012, compared to $13,038 in the three-month period ended June 30, 2011.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations. The primary increase in general and administrative expenses is due to increased business activities related to the Carbon Strategic business venture mentioned herein above under Subsequent Events (Note 5); also see our 8-K Current Report dated and filed August 15, 2012.

Six months ended June 30, 2012, compared to six months ended June 30, 2011.

Revenue

We had $0 in revenue in 2012, and $0 in revenue for 2011.

Operating Expenses

We discontinued our research and development program and eliminated our facility in Oak Ridge, TN during 2009.  At this time, we do not expect further research and development expenses will be necessary.

General and Administrative expenses were $34,620 in the six-month period ended June 30, 2012, compared to $34,080 in the six-month period ended June 30, 2011.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.

Liquidity and Capital Resources

We incurred a net loss of $29,037 for the three-month period ended June 30, 2012.  Cash on hand was $0.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We currently have an understanding with a principal shareholder who is our sole officer and director to provide the Company with funds as needed.  However, there is no requirement for him to provide funding.  We received $12,477 from this shareholder during the six months ended June 30, 2012.  The balance due to the shareholder is $8,823, including accrued interest of $215.  The unsecured loan bears 10% interest and is due on demand.  On April 18, 2012, we issued our sole director and executive officer 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for shareholder loan repayments and $19,200 as payment for compensation for services rendered in previous quarters.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2012.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2012, we issued our sole director and executive officer  312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for shareholder loan repayments and $19,200 as payment for compensation for services rendered in previous quarters.

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

Oak Ridge Micro-Energy, Inc.

Date:	August 20, 2012	By:	/s/Mark L. Meriwether
Mark L. Meriwether, President and Director