Form 10-Q
period 2012-09-30
OAK RIDGE MICRO-ENERGY INC
filed 2012-11-16
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 9, 2012 – 100,000,000 shares of common stock.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	Sept 30, 2012	December 31, 2011
Assets
Current assets
Cash	$0	$0
Total current assets	0	0

Intangible assets – net	12,782	20,409
Total assets	$12,782	$20,409

Liabilities and Shareholders’ Deficit
Bank overdraft	$0	$108
Accounts payable	59,171	53,612
Royalty payable	43,750	40,000
Accrued liabilities - related parties	26,101	20,100
Accrued liabilities – other	45,349	43,146
Shareholder loan	12,038	7,911
Total current liabilities	186,409	164,877

Shareholders’ Deficit
Common Stock - 100,000,000 authorized at $0.001 par value, 2,869,560 issued and outstanding at September 30, 2012 and 2,557,560 at December 31, 2011	2,870	2,558
Additional paid-in capital	17,638,564	17,607,676
Deficit accumulated prior to development stage	(2,319,595)	(2,319,595)
Deficit accumulated during development stage	(15,496,297)	(15,437,076)
Total Oak Ridge shareholders’ deficit	(174,458)	(146,437)
Non-controlling interest	831	1,969
Total shareholders’ deficit	(173,627)	(144,468)
Total liabilities and shareholders’ deficit	$12,782	$20,409

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		From Reactivation
	2012	2011	2012	2011	[January1, 1996] to September 30, 2012
Revenues	$-	$-	$-	$-	$138,251

Operating expenses:
General and administrative	17,461	4,983	52,081	39,063	10,455,368
Research and development	-	-	-	-	1,388,891
Sales and marketing	-	-	-	-	5,061
(Gain)/loss of sale of assets	-	-	-	-	4,361,078
Depreciation and amortization	2,542	2,542	7,627	7,627	829,780
Total operating expenses	20,003	7,525	59,708	46,690	17,040,178
Operating income/(loss)	(20,003)	(7,525)	(59,708)	(49,690)	(16,901,927)

Other income/(expenses):
Interest and other income	-	-	-	1	130,002
Interest expense	(215)	-	(651)	-	(340,810)
Gain on settlement of debt	-	-	-	-	1,615,082
Total other income/(expenses)	(215)	-	(651)	1	1,404,274
Net income/(loss)	(20,218)	(7,525)	(60,359)	(46,689)	(15,497,653)
Plus: net loss attributable to non-controlling interest	380	-	1,138	-	1,356
Net loss attributable to Oak Ridge shareholders	(19,838)	(7,525)	(59,221)	(46,689)	(15,496,297)
Basic loss per share, basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Basic weighted shares outstanding, basic and diluted	2,869,560	3,368,458	2,745,443	3,368,458

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30		From Reactivation
	2012	2011	[January 1, 1996] to September 30, 2012
Cash flow from operating activities:
Net income/(loss)	$ (60,359)	$ (46,689)	$ (15,497,653)
Adjustment to reconcile net income/(loss) to net cash from operations:
(Gain)/loss on disposal of assets	-	-	4,361,078
Loss on impairment of patents	-	-	2,857
Gain on settlement of debt	-	-	(1,615,082)
Issuance of stock for expenses and services	-	-	7,301,819
Depreciation and amortization	7,627	7,627	829,780
Increase/(decrease) in bank overdraft	(108)	-	-
(Increase)/decrease in prepaid expenses	-	-	-
Increase/(decrease) in accounts payable/royalty payment	9,309	20,321	482,305
Increase/(decrease) in accrued liabilities	2,203	-	45,349
Increase/(decrease) in accrued liabilities – related	25,851	-	42,760
Net cash from operating activities	(15,477)	(18,741)	(4,047,008)

Cash Flow from investing activities:
Purchase of equipment	-	-	(1,231,601)
Purchase of intangible assets	-	-	(79,725)
Proceeds from sale of equipment	-	-	713,595
Net cash from investing activities	-	-	(597,731)

Cash flow from financing activities:
Loan from Shareholder	15,477	6,106	23,388
Proceeds from stock issued	-	-	4,621,351
Net cash from financing activities	15,477	6,106	4,644,739
Net change in cash and cash equivalents	-	(12,635)	-
Cash and cash equivalents, beginning of period	-	12,664	-
Cash and cash equivalents, end of period	-	$29	-
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

Non-cash investing and financing activities:

During the nine months ended September 30, 2012, 312,000 shares were issued to repay $12,000 for shareholder loan payments and $19,200 for compensation for services rendered and accrued in previous periods.

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

The Company became inactive after 1995 and is considered to be in the development stage after that date.  The Company’s principal operations are the further development, commercialization and licensing of its rechargeable thin-film lithium battery technology.

The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of (a) the financial position at September 30, 2012, and December 31, 2011; (b) the results of operations for the three-month and nine month periods ended September 30, 2012, and 2011; and (c) cash flows for the nine month period ended September 30, 2012, and 2011.  The financial statements should be read in conjunction with the Company’s annual report on 10-K for the year ended December 31, 2011.

The results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of those to be expected for the entire year.

Note 2 – Going Concern

The Company has accumulated losses since inception, has a working capital deficit and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During 2007, the Company renegotiated the minimum royalty payment to $5,000 per year.  As of September 30, 2012, the Company had accrued a liability of $43,750 for current and prior year’s minimum royalty payments.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 4 - Related Parties

The sole director and executive officer and his family have acquired approximately 33% of the Company’s outstanding common stock.

The Company received a shareholder loan in the amount of $15,477 during the nine months ended September 30, 2012. The balance due to the shareholder is $12,038, including accrued interest of $430.  The unsecured loan bears 5% interest and is due on demand.

As of March 31, 2012, the Company owed related parties $26,101 for services.  The amount due is non-interest bearing, unsecured and payable on demand.

On April 18, 2012, the Company issued its sole director and executive officer 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for cash advances to the Company and $19,200 as compensation for services rendered.

Note 5 – Subsequent Events

On October 2, 2012, the Company executed and delivered a Share Purchase Agreement (the “SPA”) with Newmark Investment Limited, a corporation organized under the laws of Hong Kong (“Newmark”), and Carbon Strategic Pte Ltd, a corporation organized under the laws of Singapore (“Carbon Strategic”).  The principal terms of the SPA were as follows: (i) the Company acquired all of the issued and outstanding shares of any class of Carbon Strategic, in consideration of the issuance of 94,130,440 shares of the Company’s common stock comprised of Rule 144 defined “restricted securities”; (ii) Mark Meriwether, the Company’s sole director and executive officer was required to pay and/or compromise all outstanding debts of the Company amounting to $190,579, which was contemplated to include accounting and legal fees required to file the 10-Q Quarterly Report for the quarter ended September 30, 2012, and to pay the legal and filing fees to bring current any delinquent filings regarding the current patents or patents pending related to the Company’s thin-film battery technology that are or would become due through October, 2012; (iii) subject to the closing and reservation of sufficient funds to pay the $190,579 in outstanding liabilities of the Company, Mr. Meriwether was paid $150,000 and 3,000,000 shares of common stock of the Company comprised of Rule 144 “restricted securities” for a Termination of Employment Agreement Fee and $500,000 for entering into a two (2) year Consulting Agreement with the Company, all to come from a $700,000 cash payment made by Newmark under the SPA, and after deduction of such $190,579.31; (iv) the name of the Company would remain as “Oak Ridge Micro-Energy, Inc.,” and its common stock would presumably continue to trade on the OTCBB under the trading symbol “OKME”; (v) Mr. Meriwether was responsible for paying Dr. John Bates, the Company’s former Chief Technical Officer, the sum of $10,000 for the Company’s purchase of Dr. Bates’ interest in Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”), and 90% owned subsidiary of the Company into which all of the thin-film battery technology of the Company was conveyed on or about November 8, 2011, when Dr. Bates acquired his 10% interest in Oak Ridge Nevada in exchange for 818,898 shares of the Company’s common stock owned by Dr. Bates  that were subsequently cancelled by the Company (see the Company’s 8-K Current Report dated November 8, 2011, and filed with the Securities and Exchange Commission on such date); (vi) Mr. Meriwether resigned as the President, Treasurer and the Secretary of the Company on closing, while remaining on the Board of Directors, and Jeffrey John Flood, the Managing Director of Carbon Strategic was elected to serve on the Board of Directors and to the positions of President, Secretary and Treasurer of the Company; and (vii) and Mr. Flood would execute a one (1) year Employment Agreement with the Company at a salary to be determined.  As of the date of this Quarterly Report, no Employment Agreement has been executed by Mr. Flood , and no compensation for Mr. Flood’s services to the Company has been negotiated or agreed upon.  Additional information about this SPA can be found in the Company’s 8-K Current Report dated October 2, 2012, which was filed with the Securities and Exchange Commission on October 9, 2012, and the amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 12, 2012.  As of the date of this Quarterly Report, all liabilities of the Company have been paid or compromised from such $700,000 sum, or the Company has been indemnified against such liabilities by Mr. Meriwether (under $10,000), with the exception of the $43,750 technology royalty mentioned in Note 3.

Separately, all fees and costs associated with the SPA were paid by Newmark under an Engagement Letter with the Company’s legal counsel, by wire transfer to the Trust Account of such legal counsel.  $45,175.29 of this amount was attributable to fees and $1,179.71 was attributable to costs related to the SPA.  $3,500 was paid to the Company to open a new bank account subsequent to the closing of the SPA.

On October 31, 2012, the Company entered into an Equipment Purchase and Sale Agreement (the “Agreement”) with Planar Energy Devices, Inc., a Delaware corporation (“Planar”), whereby it agreed to purchase the equipment for $350,000, which sum was provided by Carbon Strategic, our recently acquired wholly-owned subsidiary.  The equipment purchased was primarily comprised of the non-proprietary research and development equipment that the Company sold to Planar on March 10, 2008.  Additional information about this Agreement can be found in the Company’s 8-K Current Report dated October 31, 2012, which was filed with the Securities and Exchange Commission on November 6, 2012.

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

Plan of Operation

We have developed innovative thin-film lithium battery technology for commercial, consumer, industrial, security and military uses, among other uses.  Our corporate objective is and has been to capitalize on delivering solutions for the world’s micro-power needs.

The battery is lithium-based and is manufactured to be thinner than common plastic wrap.  Like the larger, traditional lithium batteries that power laptops and cell phones, this lithium battery is also rechargeable.  Unlike traditional lithium batteries, the thin-film battery is intended for small, hi-tech, low power applications, some of which have not yet been developed or brought to market; however, the technology is believed to have potential use in areas that require a higher power source, and solutions in this sector have and are presently being considered

Current anticipated uses for the thin-film battery technology include “smart” credit cards, security cards, wireless sensors, radio frequency identification tags, chip memory backup and advanced drug delivery devices.  Future applications will grow as the availability of thin-film batteries increases.

The batteries must be substantially manufactured in the United States, under our initial licensing agreement with Oak Ridge National Laboratory (“ORNL”)(the “Licensing Agreement”), unless a waiver is obtained. There may also be exportation limitations into certain countries.  We have not determined whether these reservations are applicable to our own patents, patents pending and proprietary information.

We had previously determined that we had completed our research stage and were entering the next stage in which we would focus our energy and resources on marketing and licensing the thin-film battery technology covered by our various patents, patents pending and proprietary information to suitable licensees across all industries.  Despite substantial efforts in attempting to license our technology, we have not been successful in obtaining any licensing arrangements or joint venture arrangement to further the development of this technology through September 30, 2012; however, following a long period of negotiations, we acquired Carbon Strategic Pte Ltd. (“Carbon Strategic”) in October, 2012, which had a substantial interest in the further development and licensing of our thin-film battery technology, and which has funded our re-purchase of the laboratory equipment from Planar Energy Devices, Inc. (“Planar”) that we had previously sold and used in our research and development of our technology.  See Note 5 of our unaudited consolidated condensed financial statements above.  We intend to utilize this and other equipment to further develop the manufacturing process of our thin-film batteries and to increase the licensing prospects of our technology.  We also have and continue to be in contact with several large-scale, multinational companies that have expressed interest in our thin-film battery technology and other uses of this technology.

In addition to issued and pending patents, we have numerous proprietary trade secrets in thin-film battery technology related to battery construction and thin-film processing.  Our licensing discussions have been difficult to conclude with licensing agreements or joint venture development agreements because all interested parties wanted access to all of our thin-film battery technology, including our proprietary information.  We have been reluctant to provide this disclosure without written agreements outlining the parties’ intentions and obligations, in addition to confidentiality agreements.  We believe that a pre-trial Memorandum Decision and Order in a recent unreported case in United States District Court for the District of Utah, Central Division will provide us with guidelines for greater protection of our technology disclosures under these types of situations in the future.  In the particular case, the court concluded that a Research Agreement between the parties protected all confidential information provided from the time that it was disclosed, regardless of the fact that there was an “integration” clause in the Research Agreement that was claimed to have superseded the prior Confidentiality Agreement between the parties.  In addition, the defendant in the case had used the confidential information for a completely separate matter not covered by the Research Agreement, which we deemed to be of significance.  The case was settled prior to trial for a very substantial amount, and the defendant in the case was one of the largest pharmaceutical companies in the world; we believe these circumstances will help protect our technology from third party development and uses not included in the initial understandings and agreements between us and those with whom we contract where the party using the confidential information has benefited from the confidential information by the development of other valuable technology.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Period ended September 30, 2012, compared to period ended September 30, 2011.

Revenue

We had $0 in revenue in 2012, and $0 in revenue for 2011.

Operating Expenses

General and administrative expenses were $17,460 in the three month period ended September 30, 2012, compared to $13,038 in the three month period ended September 30, 2011.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  The primary increase in general and administrative expenses was due to increased business activities related to the Carbon Strategic business venture mentioned above under Note 5 of our unaudited consolidated condensed financial statements; also see our 8-K Current Report dated October 2, 2012, and filed with the Securities and Exchange Commission on October 9, 2012, and the amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 12, 2012.

For the three months ended September 30, 2012 we had a net loss of $19,833, or ($0.01) loss per share, compared to the three months ended September 30, 2011 of $15,581, or ($0.01) loss per share.

Nine months ended September 30, 2012, compared to nine months ended September 30, 2011.

Revenue

We had $0 in revenue in 2012, and $0 in revenue for 2011.

Operating Expenses

General and Administrative expenses were $52,081 in the nine month period ended September 30, 2012, compared to $39,063 in the nine month period ended September 30, 2011.  These charges consisted of travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.

For the nine months ended September 30, 2012, we had a net loss attributable to Oak Ridge shareholders of $59,221, or ($0.02) loss per share, compared to the nine months ended September 30, 2011, of $46,689, or ($0.01) loss per share, with a net loss attributable to Oak Ridge shareholders of $15,496,297 for period from reactivation January 1, 1996, to September 30, 2012.  The primary increase in general and administrative expenses was due to increased business activities related to the Carbon Strategic business venture mentioned above under Note 5 of our unaudited consolidated condensed financial statements.

Liquidity and Capital Resources

We incurred a net loss attributable to Oak Ridge shareholders of $19,838 for the three month period ended September 30, 2012.  Cash on hand was $0. We can provide no assurances that if additional funds are needed by us that we will be able to obtain financing.  Until the acquisition of Carbon Strategic, due to the economic downturn and a difficult financing environment, we believed that we may have to change our development and licensing plan.  We have had an understanding with a principal shareholder who was formerly our sole officer and director to provide the Company with funds as needed. However, there is no requirement for him to provide funding, and since the acquisition of Carbon Strategic, he is now only a Board member and shareholder.  We received $15,477 from this shareholder during the nine months ended September 30, 2012.  The balance due to this shareholder was $12,038, including accrued interest of $430, at September 30, 2012.  The unsecured loan bears 10% interest and is due on demand.  On April 18, 2012, we issued our sole director and executive officer 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for shareholder loan repayments and $19,200 as payment for compensation for services rendered in previous periods.  However, see Note 5 to our unaudited consolidated condensed financial statements above, which describes our transactions with Carbon Strategic and Planar, and which resolves some of these liquidity issues.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2012.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Also, see Note 5 to our unaudited consolidated condensed financial statements above, which describes the issuance of additional shares of our common stock subsequent to September 30, 2012. For additional information, see the Company’s 8-K Current Report dated October 2, 2012, which was filed with the Securities and Exchange Commission on October 9, 2012, and the amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 12, 2012. These securities were issued under Regulation S of the Securities and Exchange Commission as sales exempt from registration under the Securities Act for non-“U.S. persons.”

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

See Note 5 of the Company’s unaudited consolidated condensed financial statements above for additional information on the transactions that occurred after September 30, 2012, with Carbon Strategic and Planar.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Jeffrey J. Flood, President and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Jeffrey J. Flood, President and Director.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Current Report on Form 8-K dated October 2, 2012 and filed with the Securities and Exchange Commission on October 9, 2012 and the amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 12, 2012.

Current Report on form 8-K dated October 31, 2012 and filed with the Securities and Exchange Commission on November 7, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Oak Ridge Micro-Energy, Inc.

Date:	November 16, 2012	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood, President and Director