Form 10-K
period 2012-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2013-04-24
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 30, 2012, to December 31, 2012

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $1,205,219, based on 5,240,083 shares being held by non-affiliates and the closing price for the Registrant’s common stock on the OTCBB as of June 30, 2012, the end of the Registrant’s second fiscal quarter, being $0.23 per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of April 22, 2013, the Registrant had 100,000,000 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Transition Report, references to “Oak Ridge Micro-Energy, Inc.,” “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Oak Ridge Micro-Energy, Inc., the Registrant, and where applicable, include the current and intended business operations of Carbon Strategic Pte Ltd, our wholly-owned subsidiary that we acquired on October 2, 2012, which is a corporation organized under the laws of Singapore (“Carbon Strategic”). Oak Ridge Micro-Energy, Inc., our wholly-owned Nevada subsidiary, which holds all of our patents, patents pending and proprietary and other rights to our thin-film battery technology, is referred to herein as “Oak Ridge Nevada,” and is also included in the references to “Oak Ridge,” the “Company,” “we,” “our,” and  “us,” when discussing our business and intended business below.

This Transition Report contains certain forward-looking statements, and for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the markets in which we have and may participate in the future, competition within our chosen industries, the state of our technology and technological advances and plans and our failure to successfully develop, compete in and finance our current and intended business operations.

ITEM 1.  BUSINESS

Business Development

Developments subsequent to the Year Ended December 31, 2012

On February 1, 2013, we entered into a one year Consulting Agreement with Lithium Battery Engineering, LLC (“LBE”), extendable at our option on 30 days’ notice prior to the expiration of the initial one year term, whereby we retained LBE and Dr. Andrew J. Manning to join the development and start-up of manufacturing of our advanced high energy battery cells.  The Consulting Agreement provides for compensation of $3,500 every two weeks, based upon one standard five day work week consisting of 10 hours per day, with reimbursement for travel, lodging, meals and related business expenses for services rendered on our premises or locations other than those of LBE.  The Consulting Agreement also contains customary representations and warranties of the parties, and includes a Non-Solicitation, Confidentiality and Intellectual Property Agreement as Schedule A.  A copy of the Consulting Agreement and Schedule A were attached to our 8-K Current Report dated February 1, 2013, and filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2013.  See Part IV, Item 15.

Also on February 1, 2013, we entered into an Engineering Services Agreement with Mesdi Systems Incorporated (“Mesdi”), to develop a low-cost and scalable thin-film deposition process for solid state electrolytes for lithium ion batteries using the Multiplexed Electrospray Technology instead of vacuum sputter deposition that is traditionally used.  “Electrospray” refers to a technique used to produce ionized electrically conductive non-scaled particles such as liquids droplets and solvates ions using high electrostatic fields.  The Engineering Services Agreement provides for total compensation of $92,500, divided into $39,000 for engineering services at approximately $6,000 per month; $5,000 for subcontracting services; $45,000 for equipment; and $3,500 for supplies.  All information and samples developed by Mesdi shall be owned by us while Mesdi can utilize Work Product (as defined in the Engineering Services Agreement) developed, like materials, software, tools, data, inventions, works of authorship and other innovations of any kind for use by itself or other licensees or clients of Mesdi, other than for our Field of Use (as defined below).  Mesdi may file patents on all intellectual property for use in its preferred jurisdictions, and we are required to notify Mesdi of any improvements of which we become aware within 60 days; and Mesdi may advise us of improvements that Mesdi prefers that we file for patent protection at our cost and expense.  All intellectual property jointly developed will be owned by Mesdi, but licensed to us at no cost and freely used by Mesdi in all other Fields of Use.  Mesdi also grants us a perpetual, non-transferable, exclusive, worldwide license to use any materials, multiplexed electrospray deposition technology and Work Product developed by Mesdi or Mesdi and us under the Engineering Services Agreement in the field of “Energy Storage Devices,” defined therein as our “Field of Use.” The Consulting Agreement also contains customary representations and warranties of the parties, and includes a Confidentiality and Non-Disclosure Agreement as Schedule A, along with a description of the services to be provided in Schedule B. A copy of the Engineering Services Agreement was attached to our 8-K Current Report dated February 1, 2013, and filed with the SEC on February 7, 2013. See Part IV, Item 15.

Developments during the Year Ended December 31, 2012

On October 8, 2012, we, Newmark Investment Limited, a corporation organized under the laws of Hong Kong (“Newmark”), and Carbon Strategic Pte Ltd, a corporation organized under the laws of Singapore (“Carbon Strategic”), executed and delivered a Stock Purchase Agreement (the “SPA”), whereby we acquired Carbon Strategic as a wholly-owned subsidiary.   See our 8-K Current Report dated October 2, 2012, and filed with the SEC on October 9, 2012, along with our 8-KA-2 Current Report, our 8-KA-3 Current Report and our 8-KA-4 Current Report, all dated October 2, 2012, and respectively filed with the SEC on October 12, 2012, December 31, 2012, and April 18, 2013.  The SPA resulted in a change in control of our Company, and Newmark became our principal stockholder.  See Part IV, Item 15.  Carbon Strategic specializes in designing and developing project models for sustainable forest development and forest conservation through biodiversity, REDD (“Reduced Emissions from Deforestation and Degradation”) carbon mechanisms, sustainable forestry practices, carbon origination for renewable energy projects and strategic solutions for sustainable practices in this industry.  See the caption “Business” of Item 1.01.

On October 31, 2012, we entered into an Equipment Purchase and Sale Agreement (the “Agreement”) with Planar Energy Devices, Inc., a Delaware corporation (“Planar”), whereby we purchased all of the equipment listed in Exhibit A to the Agreement for $350,000, which sum was provided by Newmark as a loan to us.  The equipment purchased was primarily comprised of the non-proprietary research and development equipment that we sold to Planar on March 10, 2008.  Additional information about our prior sale of this equipment to Planar is contained in our 8-K Current Report dated March 10, 2008, and filed with the SEC on March 14, 2008.  For additional information about this Agreement, see our 8-K Current Report dated October 31, 2013, and filed with the SEC on November 6, 2013.  See Part IV, Item 15.

On November 18, 2012, we entered into a 36 month Lease Agreement with North Dow LLC to lease a 12,100 square foot facility in Melbourne, Florida, of which approximately 2,000 square feet is being utilized as our office space; approximately 9,600 square feet houses our research and development laboratory and small scale manufacturing facility for our thin-film battery technology; and approximately 500 square feet is used for storage.  A copy of the Lease Agreement was attached to our 8-K Current Report dated November 18, 2013, and filed with the SEC on November 21, 2013.  See Part IV, Item 15

On November 30, 2012, we entered into an additional Equipment Purchase and Sale Agreement (the “Agreement”) with Planar whereby we purchased all of the equipment listed in Exhibit A to this Agreement for $400,000, which sum was also provided by Newmark. This equipment is being utilized in our thin film-battery facility in Melbourne, Florida, where we are conducting further research and development of our thin-film battery technology, including further development of our manufacturing process.  For additional information about this Agreement, see our 8-K Current Report dated November 30, 2013, and filed with the SEC on December 6, 2013.  See Part IV, Item 15

Business

We are presently engaged in two lines of business in two separate and distinct industries, (i) the licensing, further development and marketing of our thin-film battery technology; and (ii) REDD Carbon Credit forestry projects.

Thin-Film Batteries

We license thin-film, solid-state batteries for industrial, government and medical applications. Our thin-film battery is rechargeable, lithium-based and the active battery layers are significantly thinner than common plastic wrap. Our batteries are intended for applications such as wireless smart sensors that operate in harsh environments, security cards, radio frequency identification (“RFID”) tags, semiconductor non-volatile memory chips and implantable medical devices.  Once commercialized, we believe the small size of this new battery technology will greatly improve existing products and enable the development of many new products requiring micro-power. Our prototype cells on ceramic substrates are 0.024 of an inch (0.62 mm) thick.  These prototypes were manufactured by us during 2004 to 2007, when most of our early research and development of our technology was completed and our initial manufacturing process was developed.  We are presently engaged in attempting to develop a low-cost and scalable thin-film deposition process for solid state electrolytes for lithium ion batteries using the “Multiplexed Electrospray Technology” instead of vacuum sputter deposition that is traditionally used.  “Electrospray” refers to a technique used to produce ionized electrically conductive non-scaled particles such as liquids droplets and solvates ions using high electrostatic fields.  See our 8-K Current Report dated February 1, 2013, and filed with the SEC on February 7, 2013, and which is incorporated herein be reference.  See Part IV, Item 15.

Thin-film rechargeable lithium and lithium-ion batteries in which the component layers are less than 5 micrometers (0.0002 inches) thick were developed by Dr. John B. Bates and his team of scientists and engineers from more than a decade of research at the Oak Ridge National Laboratory (“ORNL”).  Dr. Bates retired from ORNL and became our Chief Technology Officer, an executive officer and a member of our Board of Directors, serving in various capacities with us from 2002 until 2009.  Dr. Bates’ expertise is still available to us on a consulting basis, depending on his time constraints.  The U. S. Department of Energy released the technology for commercialization through their licensing agent, UT Battelle LLC.  We were one of a number of non-exclusive licensees of this technology, but are no longer a licensee of ORNL and have focused on licensing our own technology.  Under the ORNL Licensing Agreement, the batteries were required to be substantially manufactured in the United States, unless a waiver was obtained. There was also the possibility of exportation limitations to certain countries.  We have not determined whether those types of limitations are applicable to our thin-film battery technology; however, generally, the United States prohibits certain technology from being exported to a number of countries, including, but not limited to countries where the export of the technology would not otherwise be in furtherance of world peace and the security and foreign policy of the United States.   Based upon this policy, our thin-film battery technology could be subject to some exportation limitations.

Unlike conventional batteries, thin-film batteries can be deposited directly onto chips or chip packages in any shape or size, and when fabricated on plastics or thin metal foils, the batteries are quite flexible. Some of the unique properties of thin-film batteries that distinguish them from conventional batteries include:

•	all solid state construction;
•	can be deep cycled thousands of times;
•	can be operated at high and low temperatures (tests have been conducted between -20 degrees C and 160 degrees C);
•	can be made in any shape or size;
•	cost does not increase with reduction in size; and
safe under all operating conditions.

Thin-film lithium-ion batteries have the additional advantage of being unaffected by heating to over 280 degrees Centigrade (“C”).  Many integrated circuits or IC’s are assembled by the solder reflow or surface mount process, in which all of the electronic components are soldered on the board at the same time by heating to temperatures as high as 280 degrees C for a few minutes.  Conventional batteries, such as coin or button cells, contain organic liquid electrolytes that cannot survive such temperatures, and therefore, must be added to the circuits as a separate component, often manually.

In the past, we have manufactured in limited quantities lithium-ion batteries (model ORLI.0.5CL). Batteries have been delivered to a variety of potential customers who desired samples to evaluate for integration into their products. With our limited capital resources, we have been seeking a relationship with a third party manufacturing or licensing partner who will be able to scale up our manufacturing process and produce larger numbers of batteries for high-volume markets or companies who are interested in licensing our technology and integrating it into their product lines or developing new applications which require our unique patented technology in micro-power and high-power applications; and we are now attempting to develop a new manufacturing process involving multiplexed electrospray deposition technology.  Since 2008, we have been attempting to license our thin-film battery technology for various uses and purposes, without success.  We have been unable to raise the funding we believed was necessary to commercialize our technology because of the economic downturn in the United States and across much of the world that has substantially affected not only fund raising, but spending by businesses that could have benefited from our technology.  We believe our recent acquisition of Carbon Strategic will further our interests and business prospects and provide us with access to additional funding that may enable us to commercialize our technology in micro-power and some high-power uses.

In 2008, we believed we had completed our research stage and were entering the next stage in which we would focus our energy and resources on marketing and licensing the thin-film battery technology covered by our various patents, patents pending and proprietary information to suitable licensees across all industries.  Despite substantial efforts in attempting to license our technology, we have not been successful in obtaining any licensing arrangements or joint venture arrangement to further the development of this technology; however, following a long period of negotiations, which included discussions about funding further development of our thin-film battery technology, we acquired Carbon Strategic Pte Ltd. (“Carbon Strategic”) in October, 2012, which had a substantial interest in the further development and licensing of our thin-film battery technology, and Newmark, from whom we acquired Carbon Strategic, funded our $350,000 re-purchase of the laboratory equipment from Planar Energy Devices, Inc. (“Planar”) on October 31, 2012, that we had sold to Planar in 2008 and that we used in our thin-film battery technology research and development.  See our 8-K Current Report dated October 31, 2012, and filed with the SEC on November 6, 2012.  See Part IV, Item 15.  On November 30, 2012, we acquired additional equipment from Planar for $400,000, also funded by Newmark, to further develop our manufacturing process of our thin-film batteries and to increase the licensing or joint venture prospects of commercializing our technology for micro-power needs and other high-power needs.  See our 8-K Current Report dated November 30, 2012, and filed with the SEC on December 6, 2012.  See Part IV, Item 15.  On November 18, 2012, we also leased facilities in Melbourne, Florida, the city where the equipment acquired from Planar was located; these leased facilities now house our offices in Florida, laboratory and storage facilities for our further thin-film research and development.  See our 8-K Current Report dated November 18, 2012, and filed with the SEC on November 21, 2012.  See Part IV, Item 15.  For information about the funds advanced by Newmark, please see the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the heading “Liquidity and Capital Resources” thereof, below.

We also have and continue to be in contact with several large-scale, multinational companies that have expressed interest in our thin-film battery technology and other uses of this technology in devices or products that require a high-power source.

In addition to issued and pending patents, we have numerous proprietary trade secrets in thin-film battery technology related to battery construction and thin-film processing.  Our licensing discussions have been difficult to conclude with licensing agreements or joint venture development agreements because all interested parties wanted access to all of our thin-film battery technology, including our proprietary information.  We have been reluctant to provide this disclosure without written agreements outlining the parties’ intentions and obligations, in addition to confidentiality agreements.  We believe that a pre-trial Memorandum Decision and Order in September, 2009, in an unreported case in United States District Court for the District of Utah, Central Division, will provide us with guidelines for greater protection of our technology disclosures under these types of situations in the future.  In the particular case, the court concluded that a Research Agreement between the parties protected all confidential information provided from the time that it was disclosed, regardless of the fact that there was an “integration” clause in the Research Agreement that was claimed to have superseded the prior Confidentiality Agreement between the parties.  In addition, the defendant in the case had used the confidential information for a completely separate matter not covered by the Research Agreement, which we deemed to be of significance.  The case was settled in mid-2012 prior to trial for a very substantial amount, and the defendant in that case was one of the largest pharmaceutical companies in the world; we believe these circumstances will help us protect our technology from third party development and uses not included in the initial understandings and agreements between us and those with whom we contract where the party using the confidential information benefits from the confidential information by the development of other valuable technology.  We also believe that following the guidelines in this Memorandum Decision and Order in future discussions about our technology will allow for greater protection of our technology and proprietary trade secrets and benefits derived from other uses, and may result in positive results in both licensing and joint venture discussions.

Carbon Strategic

General Information on Forests and Climate Change

Forests, through the process of photosynthesis, remove carbon dioxide from the atmosphere and store it as biomass. This process is referred to as carbon sequestration.  The rate of carbon sequestration is related to the rate of tree growth and is dependent on many factors, including the tree species, rainfall, access to moisture, movement in the soil and soil conditions.  The accumulative effect of carbon sequestration in forests is responsible for them functioning as carbon “sinks.”

The tropical forests of the world today cover approximately 1.5 billion hectares (sometimes referred to herein as “Ha”) (one Ha comprises approximately 2.7 acres), of which approximately 13 million are lost annually.  Tropical rainforests are the most biologically diverse ecosystems on Earth. The virgin rainforests of our planet are home to approximately 60% of all the biological diversity on Earth.  Forests are essential to the well-being of the world’s poorest societies.  More than 1.6 billion people depend, to varying degrees, on forests for their livelihoods, such as for fuel, medicinal plants and food.  Of these, about 60 million indigenous people depend entirely on forests.

Rainforest clearing represents the world’s third greatest source of greenhouse gas emissions, accounting for up to 20% of greenhouse gas emissions globally, meaning that about 5.8 billion tonnes or metric tons of CO2 equivalent (CO2e) are being released into the atmosphere each year by rainforest destruction.

Climate change has rapidly changed our view on the value of forest ecosystems.  Existing forests are now considered valuable ecological infrastructure, vital to global efforts to prevent climate change.

See our website at www.carbon-strategic.com.

REDD – Reduced Emissions from forest Degradation and deforestation

REDD is a financial and carbon trading mechanism that creates an incentive for developing countries to protect, better manage and wisely use their forest resources, contributing to the global fight against climate change.  REDD strategies aim to make forests more valuable standing than they would be cut down, by creating a financial value for the carbon stored in trees.  A carbon offset is created for the reduction of emissions of carbon dioxide to compensate for an emission elsewhere.  The two principal markets for these carbon offsets are the United Nation’s Kyoto Potocol and the EU Emission Trading Scheme, both of which are primarily utilized in the compliance market, by companies, governments and others, to buy carbon offsets in order to comply with caps on carbon dioxide emissions.  There is also a smaller, voluntary market, where individuals and entities acquire carbon offsets to mitigate their own carbon emissions.  International decision making at the United Nations regarding carbon markets and projects has been slow and considered, though progress is being made.  We believe that the signatory nations to the UNFCCC (“United Nations Framework Commission on Climate Change”) will agree to a United Nations regulated REDD carbon credits market by 2015.

Forests that under a Business As Usual (“BAU”) development scenario or plan are “threatened” or would have been deforested or degraded are eligible for REDD Carbon Project Development.  Threats include planned and illegal deforestation for timber supply, clearing for agriculture and urban growth.

Forest ecologists calculate the amount of carbon that would have been emitted into the atmosphere under this BAU scenario.  Once approved, the REDD project is awarded the number of carbon credits equaling this emission calculation for sale onto the global carbon markets.  These credits are issued in relatively equal tranches over the 20 to 30 year duration of the REDD project.  Under generally accepted international standards, a certain proportion of these issued credits, as set by the international body that issues the credit, are reserved to cover any incidents that reduce the carbon value of the forest during the REDD project’s duration. The reserve amounts are approximately 30% of the issued credits, and are held in a “buffer” account by the issuing international body, to ensure that the correct number of REDD carbon credits that have been issued for the project involved are earned and to protect against events like fire, forest removal or other events that would reduce the value of the issued credit.  These reserved credits are intermittently released, approximately every five (5) years, and may be sold by the owner on any market that may exist for these credits.  Carbon credits must be issued before they can be traded, and we believe none can be issued to Carbon Strategic until our nine (9) step process outlined below under the heading “REDD Project Development Process” is completed.  We will require additional funding to complete the development of our current carbon credit projects and to develop others in the future, none of which is assured.  We are considering various methods to raise funding for these projects, including offering debt or equity in Carbon Strategic or our Company, direct investment on a project by project basis and developing relationships with others who have similar goals.

The primary objective of REDD projects is to reduce greenhouse gases.  However, REDD projects can deliver “co-benefits” such as biodiversity conservation and sustainable livelihoods for impoverished forest owners and inhabitants.  REDD projects that deliver such co-benefits are termed REDD+. The funds received from carbon credits sales are to be used to protect the forest and achieve sustainable development outcomes for communities in the REDD project area and region.

Carbon Strategic is a carbon origination and trading company with the following portfolio of REDD Carbon projects:

•	Papua New Guinea
o	22 projects with Traditional Land Owner Communities totaling 18,321,317 hectares.
•	The Republic of Indonesia
o	8 projects with three provincial governments and five Kabupaten governments totaling 3,872,858 hectares.

These REDD Carbon projects are not listed on Carbon Strategic’s balance sheet as the efforts to obtain the underlying contracts were the result of the services of Carbon Strategic’s management.  Carbon Strategic believes that the REDD Carbon Credits that may accrue as a result of its project contracts have substantial value, based upon appraisals it has obtained; however, there is no current established trading market for REDD Carbon Credits, and these REDD Carbon Credits will not accrue to Carbon Strategic unless and until it completes the REDD Project Development Process outlined below, of which it is presently at Stage 5 of the 9 items of this process.  No assurance can be given as to the value these REDD Carbon Credits will realize to the benefit of the Company or its stockholders, if and when this process is complete.

Carbon Strategic, as the REDD Carbon project developer, has the following roles and responsibilities:

•
Identify suitable project areas and forest owners (government and community) with which to work with as their exclusive REDD Carbon Project Development Partner to conserve the forest through a REDD project.

•	Work with the forest owners to prepare an appropriate Forest Management Plan to protect the forest for the project lifetime (20 to 30 or more years).
•	Prepare all technical, financial and legal documentation necessary for the development and registration of the REDD Carbon project.
•
Secure project financing to prepare documentation to quantify the amount of green house gas emissions that have been avoided from being released into the atmosphere as a direct result of the conservation of the forest to create the REDD Carbon Credits.

•	Manage the commercialization of the project through the sale or trade of the REDD Carbon Credits.
•
Work with the forest owners to establish structures and systems for the management of the proceeds of the REDD Carbon Credit trades or sales.  Funds are invested into sustainable development initiatives and for project maintenance.

•	Manage ongoing REDD project operations for the term of the project (usually 30 years).

Our REDD Carbon Credit projects will continue to require additional funding; and we believe that sources for required funding of our current projects and to complete their development will be available to us through equity or debt financing from private and public sources.  According to the Nicholas Institute for Environmental Policy Solutions, based at Duke University, Working Paper, NI WP 11-01, February 2011, citing the World Bank, State and Trends of the Carbon Market, 2012, Washington, D. C., “Six countries -Australia, France, Japan, Norway, the United Kingdom and the United States - pledged $3.5 billion of fast-start support for REDD+2F3 for the period 2010 to 2012.  Since then, additional countries have joined, including the European Union, Germany, Slovenia, and Spain, bringing total fast-start pledges for REDD+ to over $4.5 billion.”  We believe this trend will continue as the focus on climate change grows; however, no assurance can be given that we will be successful in obtaining any such funding or private funding on acceptable terms or that our projects will be successful.

We also expect to continue to obtain Service Agreements in our current areas of REDD Carbon Credit development, and in other areas, in the future.  We will principally focus on projects that have the lowest risks and the highest potential returns.  See below for information about what we believe are general related risks of these projects.

Principal Products or Services and their Markets

Thin-Film Batteries

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

We believe that numerous new applications will become apparent continually.  At this point, anticipated uses include, among others:

•	diagnostic wafers for the semiconductor industry;
•	wireless sensors;
•	active radio frequency identification tags;
•	non-volatile memory backup; and implantable medical devices.

As a consequence of their ultra thin profile, low thermal mass and their ability to operate in harsh environments, thin-film batteries are uniquely suited as power sources for wireless semiconductor processing diagnostic wafers.  Thin-film lithium batteries will eventually power wireless sensors smaller than the size of a dime that can detect biological or chemical contaminants, movement and pressure and transmit this information to a local receiver.

Two decades ago, bar code technology revolutionized the way goods and merchandise were identified, priced and inventoried.  However, bar code technology is limited in its application by the need for an unobstructed line-of-sight or physical contact between the bar code and the reader.  Radio frequency identification eliminates this limitation. Active tags would contain circuitry that enables them to radio their location to a central receiver that would sort out the information as needed.  Some tags require a very thin battery to power the devices contained within it.

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

Because of their construction, small size and long cycle life, thin-film batteries are ideally suited for implantable medical devices such as neural stimulators, smart pacemakers and wireless diagnostic systems.

Carbon Strategic

We have no products and our services comprise the development of carbon origination and REDD Carbon Credit marketing and sales.  Our REDD Carbon Credit projects have not yet been awarded any carbon credits; we are at stage 5 (of stages 1 through 9) of our REDD Project Development Process outlined below.  If and when we are awarded any REDD Carbon Credits from our projects, it will follow an extensive process by which we will be required to submit documentation to an independent international standard body; once our documentation and submissions are independently audited, verified and accepted, a project is issued carbon credits in almost equal tranches each year of the 30 year duration of the project.  Our projects are contracted for 20 years.  This process is achieved through internationally recognized standard bodies such as Verified Carbon Standard (“VCS”), which is the most widely used greenhouse gas verification program in the global voluntary carbon market, according to its website.  It goes on to say “More than 800 projects around the world have used VCS to curb more than 92 million tonnes of GHG emissions.  For each tonne, a credit known as a Verified Carbon Unit (“VCUs”) can be issued and permanently listed on the central VCS Project Database.”  Whoever owns the forests that are the subject of the projects or whoever has contractually agreed to own the carbon credits awarded owns them; we have the power of attorney to control and market the REDD Carbon Credits on behalf of these owners in our projects.

Presently, there is no established trading market for REDD Carbon Credits; however, the potential market is worldwide.  On November 19, 2012, The Associated Press reported in the Salt Lake Tribune published in Salt Lake City, Utah, that the State of California had sold out its first pollution permits as part of a landmark offensive against greenhouse gas emissions at its inaugural auction.  As reported, each of the 23.1 million permits allowed for the release of one ton of carbon, and sold for $10.09 per permit, according to the California Air Resources Board.  California continues to champion market-based measures in the United States through its Global Warming Solutions Act of 2006 (Assembly Bill 32 [AB 32]), which required California to cut greenhouse gas emissions to 1990 levels by 2020.  Though only 8% of all carbon offsets can come from REDD Carbon Credits in the California plan, carbon credit market participants believe the California actions could increase demand for REDD Carbon Credits to more than three to five times these amounts in the United States markets.

We believe that REDD Carbon Credits will be fungible and tradeable worldwide.

UNFCCC has indicated that REDD Carbon Credits will be an important component of its post-2012 emissions trading proposals, though it is not anticipated that this will occur until 2015.

Generally, we believe these markets will include institutional, governmental, investment traders, corporations in these carbon emission industries and public investors.  In the recent California auction, it was reported that approximately 97% of the permits sold were purchased by companies regulated under the California program and three percent were purchased by financial traders.

Distribution Methods of the Products or Services

Thin-Film Batteries

Our improvements to our patented and proprietary thin-film battery portfolio have readied our technology for manufacturing and product integration into many applications (see the heading “Principal Products or Services and their Markets”), among many others, though we have had little funds to market and advertise licenses and have been unsuccessful in licensing our technology to date.  We believe the United States and world economy during the past five years has hindered us in these activities.  Although we believe that licensing our technology is the most cost effective and profitable method of penetrating the markets for our technology, for which we could receive royalty payments, we intend to conduct further research and development of our manufacturing process with the equipment we have recently acquired and other equipment we may acquire.  Years of discussions within the industry has given us a long list of potential companies and contacts who may benefit from our technology and we are actively pursuing our current contact list to discuss potential license agreements or joint venture development agreements as available funds allow.

Carbon Strategic

See the heading “Principal Products or Services and their Markets” of this Item directly above.  We are in the process of developing a plan for the distribution and sale of any REDD Carbon Credits awarded our projects once we have completed all development stages of our REDD Carbon Credit projects and have submitted the requisite documentation and had carbon credits awarded to these projects.

Status of any Publicly Announced New Product or Service

We have not had any recent public announcement of any new product or service.

Competitive Business Conditions and Smaller Reporting
Company’s Competitive Position in the Industry and Methods of Competition

Thin-Film Batteries

We believe there are six U.S. companies that have licenses for manufacturing thin-film batteries using the Department of Energy’s ORNL technology, based upon ORNL’s Partnerships Newsletter, Issue I, 2011, and, except as indicated below, all of which should be considered to be our competitors:

Infinite Power Solutions, Inc. (Littleton, CO); Front Edge Technology, Inc. (Baldwin Park, CA); Cymbet Corporation (Minneapolis, MN); Teledyne Electronic Technologies (Newport Beach, CA); Excellatron (Atlanta, GA); and Planar Energy Devices, Inc. (FL). The worldwide market for thin-film batteries may become quite large, and we view these ORNL licensees as allies in promoting the value of thin-film batteries in the early years, whereas all licensees may become more competitive in later years. These licensees began their businesses in 1998 or later. Some are better capitalized than we are; and some have greater manufacturing capacity at this point.  Some are focused solely on developing batteries, while others are diversified.  We believe, based upon our recent acquisitions of equipment from Planar Energy Devices, Inc. on October 31, 2012, and November 30, 2012, which are discussed above under the heading “Business Development,” that Planar is no longer engaged in the development of thin-film battery technology; we also believe that it had been formed or funded by ORNL, based upon information provided to us previously by Planar.

According to Research and Markets, which claims to be one of the world’s largest market research companies, other competitors in the thin-film batteries industry include GE, Panasonic Sanyo; Matsushita Industrial Co., Ltd., NEC, Saft, Toshiba, BYD; Berkshire Hathaway, LG Chem., Altair Nanotechnologies, Samsung, Sony, A123 Systems, with MIT technology, and Altair Nanotechnologies.

Our present competitive position is this industry is nil, though management believes that our patented and proprietary thin-film battery technology will increase our competitive position if and when we are capable of developing a commercially viable manufacturing process.

Carbon Strategic

The competition in our business is intense and is expected to grow exponentially.  There are carbon credit projects worldwide, involving governments, companies that emit carbon in their business operations and pubic and private investors, among others, and funding for these projects is being provided by numerous organizations, including UNFCCC and numerous countries.  However, presently, there is little question that most competitors in this industry have substantially more assets, goodwill, personnel, contacts and other business advantages than we do.  We intend to rely on our innovation, hard work and experience in competing in this industry.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Thin-Film Batteries

Raw materials and manufacturing equipment for our thin-film battery technology are readily available from numerous sources in the United States.

Carbon Strategic

There is no shortage of available forest that can be developed as REDD Carbon Credit projects, worldwide.

Dependence on One or a Few Major Customers

Thin-Film Batteries

Presently, our business is not dependent upon one or a few major customers.  We have prospects for licensing of our technology and parties that have expressed an interest in developing our technology for current intended uses and other high-power uses; however, we do not have any customers at this time.

Carbon Strategic

Our REDD Carbon Credit projects are not dependent upon one or a few customers or forest owners.  There are forest owners worldwide that can participate in these projects.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalty Agreements or Labor Contracts, including Duration

Thin-Film Batteries

A summary of our issued and pending patents, excluding proprietary information, is as follows:

•	“Thin Film Battery and Electrolyte Therefor” U.S. Patent No. 6,818,356 (Nov. 16, 2004)
o	Expands our choice for the critical layer of the battery;
o	Changes the composition of the TFB; and
o	Improves Lipon, the core of the original ORNL technology.

•	“Long Life Thin Film Battery and Method Therefor” U.S. Patent No. 6,994,933 B1 (Feb. 7, 2006)
o	Creates a thin-film protective coating that makes the Oak Ridge TFB more durable through resistance to oxygen and moisture.

•	“Long Life Thin Film Battery and Method Therefor” U.S. Patent No. 7,524,577 B2 (Apr 28, 2009)
o	Protects the battery from air exposure;
o	Allows the battery to survive solder reflow conditions; and
o	Allows a high-temperature thin film battery to operate at temperatures up to 170ºC.

•	“Getters for Thin Film Battery Hermetic Package” U.S. Patent No 7,553,582 B2 (Jun 30, 2009)
o
Further improves TFB packaging and the ability to withstand environmental pressures.  In particular, improved long-life TFB packages including getters and methods for making improved long-life TFB packages.

•	“Thin Film Battery and Electrolyte Therefor” U.S. Patent No 7,410,730 B2 (Aug. 12, 2008)
o	New composition for a Lipon-based electrolyte;
o	Improves the mechanical properties of a thin film electrolyte; and
o	Notice of allowance of all twenty-four claims received from USPTO on 24 March, 2008.

•	“Thin Film Batteries for Low-Voltage Applications” USPTO three patents pending in Korea, Japan and Hong Kong
o	Develops a TFB that operates between 2 V and 1 V.

For information about our current contracts for further development of our thin-film battery technology, see the heading “Business Development” above.

Carbon Strategic

Carbon Strategic Papua New Guinea REDD Carbon Credit Projects

Contracts were signed with 22 local indigenous or traditional communities over the period March 26, 2008, to March 7, 2011.

Over this period, two versions of our Service Agreement were utilized.  In November, 2009, a decision was made to add further clauses to the original Service Agreement to provide more detailed information for any party reading the contract.

The original Service Agreement (“OSA”) and the updated Service Agreement (“USA”) vary in the following ways:

•	Recitals: The USA included two additional recitals to provide a more detailed description of the purpose of the REDD Carbon project and the definition of a REDD Carbon project.
•	Section 3: A clause was added to provide more detail on the funds management procedures in the event that a forward trade of the projects carbon credits was achieved.
•	Sections 5 and 6: More detail was provided on how Carbon Strategic will develop and monetise the REDD Carbon project.
•
Section 7: A clause was added to be more specific on how the REDD Carbon Credits will be used to form a risk management buffer to protect the project in the event of a natural or man made threat to the forest asset.

•
Section 15: The OSA had a term whereby the client could terminate the OSA in the event that Carbon Strategic could not sell more than 30% of the REDD Carbon Credits issued from the project and available for trading in the first year.  In 2008, the carbon market was in its infancy and this was a concern for most clients.  However, by 2009, it was evident that this was not a risk to the project and this clause was removed.

•	Section 23: The USA provided more detail on the rights of Carbon Strategic under the Power of Attorney provided by the client with respect to developing and monetising the project.

The Table at the end of each Form of contract sets forth the full list of contracted projects in Papua New Guinea and delineates the clients that signed under the OSA and USA.  Forms of each of these two contract templates were filed as Exhibits to our Form 8-K/A Current Report dated October 2, 2012, and filed with the SEC on October 12, 2012.  See Part IV, Item 15.

Carbon Strategic Indonesian REDD Carbon Credit Projects

Contracts were signed with eight projects with three provincial governments and five Kabupaten governments over the period April 27, 2009, to November 15, 2010.  During this period, two versions of the Service Agreement were utilized.

In January, 2010, a decision was made to modify the original Service Agreement (“OSA”) to provide more detailed information for any party reading the contract and to be more specific in its reference to forestry regulations.  A new law firm was engaged to prepare the updated Service Agreement (“USA”), using the OSA as a guide.

Although the material difference in the terms of the obligations and commercial opportunities for Carbon Strategic between the OSA and USA contracts were minor, the extensive formatting changes made to the OSA and other additions and removals from the OSA dictate that the contracts in Indonesia should be considered as two separate groups.

The Table at the end of each Form of contract sets forth the full list of contracted projects in Indonesia and delineates the clients that signed under the OSA and USA.  Forms of each of these two contract templates were as Exhibits to our Form 8-K/A Current Report dated October 2, 2012, and filed with the SEC on October 12, 2012.  See Part IV, Item 15.

REDD Project Development Process

We have outlined our own development process to obtain carbon credits, based upon our development of carbon credit projects, which consists of the following nine (9) stages:

1.
Introduction and Service Agreement: Identify suitable project areas and forest owners (government and community) with which to work with as their exclusive REDD Carbon Project Development Partner to conserve the forest through a REDD project.

2.
Feasibility: Assessments of the likely emission reductions resulting from the project (additionality), potential for mitigated emission sources shifting to a different area (leakage) and the likelihood of the emission reductions being permanent (permanence).  The outputs of technical feasibility assessments target our four main criteria for a feasible project: scientific, operational, financial and political feasibility.  From this, Carbon Strategic is able to then make an informed decision on investment in future development.

3.
Preliminary ground-truthing field survey: Establish initial project parameters, such as: the current condition of the forest, drivers of greenhouse gas emissions from deforestation or peatland areas where there is an accumulation of partially decayed vegetation, check project boundaries and verify forest cover classifications and tree population density.  Spatial boundaries of the project can be finalized by drawing upon a large in-house database of spatial planning data for regions throughout Indonesia.  Collection of initial ground parameter data is needed for reliable and informed project planning and development.

4.
Consents: Local and forest communities are at the core of every REDD+ project. Their active inclusion, approval and participation in the project are critical.  Inclusion and approval of the project by local communities is not an activity, it must be a focus.  Work with local partner organizations with whom to implement a process of free, prior and informed consent (“FPIC”).

5.
Baseline (business as usual) greenhouse gas emissions: These are the changes in carbon stock and/or emissions that would be expected to occur if there were no project intervention or mitigation activities implemented by the client or project proponent.  Given this knowledge, specific greenhouse gas emission mitigation projects can be identified and developed.  Once these projects, such as a REDD project or a reforestation project, have been identified, it is possible to model the likely impact that the project will have in terms of its ability to reduce greenhouse gas emissions.

6.
Biomass survey: This stage involves the ground-level measurement of above and below-ground biomass existing inside a project area.  This includes direct measurements of forest parameters such as: tree heights, diameters, canopy sizes and species identifications.  Current best practices in biomass surveys normally always involve direct field measurement on the ground and high resolution photography aerial surveys.  A digital mosaic of the forest can be created and provide a basis for biomass estimates across the entire forest area.  The aim of this stage is to calculate the entire above and below-ground biomass of the project area using data gathered from the forest area.

7.
Final baseline determination: The incorporation of biomass data from the field into the original initial baseline estimation. Biomass data is converted into a carbon equivalent (metric tons of carbon).  The baseline BAU scenario considers the likely changes in above and below ground land use over time, including the likelihood of forest loss and/or drainage of peat wetlands.  By combining data from the field with the baseline scenario, a reliable estimation of actual carbon emissions can be calculated.  From this, the corresponding impact of the project can be reported in terms of the amount of greenhouse gases prevented from being released, and thus the number of likely carbon credits that can be achieved as a result of the project.

8.
Assessment of conservation value of forest: High conservation value forest (“HCVF”) is a term from the Forest Stewardship Council (“FSC”).  It is a forest management designation often used in the forestry sector to describe forests meeting certain criteria defined by the FSC principles and criteria of forest stewardship.  HCVF areas have the following attributes:

•
Forest areas containing globally, regionally or nationally significant: concentrations of biodiversity values and/or large landscape-level forests where viable populations of most if not all naturally occurring species exist in natural patterns of distribution and abundance;

•	Forest areas that are in or contain rare, threatened or endangered ecosystems;
•	Forest areas that provide basic services of nature in critical situations; and
•	Forest areas fundamental to meeting basic needs of local communities and/or critical to local communities’ traditional cultural identity.

Assessing the presence of these areas within project areas is an important and critical step for REDD projects.  Projects wishing to qualify for the climate, community and biodiversity alliance standards are required to report on the HCVF status of their project areas.

9.	Project design documentation: The draft project design document (“PDD”) is prepared for submission to an international standards body such as:

•	Voluntary Carbon Standard (“VCS”);
•	Climate, Community and Biodiversity Alliance (“CCBA”); and
•	The Clean Development Mechanism (“CDM”).

PDDs can be seen as the comprehensive final report introducing a project to the carbon market, investors, donors and governments.  Normally, these reports cover aspects of project planning, forest management and detail the GHG emission reductions resulting from the project, including the methodological calculations used.

Carbon Strategic has reached Stage 5 of the project development process for all of its REDD Carbon projects.

General Risks

Carbon Strategic’s methodology for REDD project development allocates risk and liability to the party best able to bear and manage that risk or accept liability. The development philosophy is based on guarantying to the greatest extent possible, Carbon Strategic from risk.

The first key building block is that Carbon Strategic does not take a proprietary or beneficial interest in the forest land.  This means that Carbon Strategic is not exposed to any statutory or common law (dependent on jurisdiction) liabilities that are attached to land ownership.

The forest project is implemented through a contractual structure executed between Carbon Strategic and the “owner” of the land subject to the forest project.  The forest owner may have the equivalent of private title to the forest or hold the forest under a crown interest.  Carbon Strategic’s role is limited to that of project developer and sponsor.  All funds received from carbon credit sales are deposited into a project trust account (“PTA”) for each particular project.  Carbon Strategic will be paid 20% of these gross revenues; and the forest owner will be paid 80% of these gross revenues, after deduction of the independent trustee’s fees and related expenses, none of which is the responsibility of Carbon Strategic.

REDD Carbon Credit Developmental Risks

Globally, the REDD project methodology is in its infancy. While a number of projects have been developed and commercialized, there is a risk that international and project country regulatory requirements may change and markets for REDD Carbon Credits may not evolve as we anticipate.  These risks are shared by all participants in the forest project.

REDD Carbon Credit Sovereign Risks

REDD projects are typically undertaken in jurisdictions with less evolved legal systems where sovereign intervention is a risk.  The form of any sovereign intervention is uncertain.  The forest project mitigates this risk by holding funds off-shore until application in the project development process.  The impact of any sovereign intervention on the forest project is shared by all parties.

REDD Carbon Credit Fraud Risks

In any trading scheme there is the risk of fraud.  The Carbon Strategic methodology manages fraud through independent monitoring, multiparty (forest owner, independent trustee and Carbon Strategic) representation on all approval committees and allocation of the first loss from any financial consequence to the forest owner.

Carbon Strategic is not exposed to risk from:

•	Land ownership – this remains with the forest owners.
•	Implementation of the sustainable investment scheme, which is undertaken by the forest owners.

Carbon Strategic has limited exposure to:

•	Destruction of the forest that is not covered by insurance or of a magnitude that imperils the forest project. Exposure is limited to financial loss.
•	Collapse of the forest project, which exposure is limited to financial loss other than if Carbon Strategic is held to have committed fraud or negligence.

Carbon Strategic is exposed to:

•	Reputational risk as promoter and developer of the forest project.
•	Total economic loss if the forest project development costs are incurred and no carbon forward sales occur.
•	Sovereign Risk.

REDD

All carbon credit trading will be exposed to, among other risks:

•
Resolution of issues related to certificates representing the carbon credits, their transfer and deposit for trading and delivery, much like securities are handled by the Depository Trust Company, in order to maintain an efficient trading market.

•
Customary issues relating to sales of futures or other derivatives of carbon credits that can result in the manipulation of any trading market for carbon credits, with little use or concern for the underlying carbon credits.

•	Fraudulent issuances of carbon credits.
•	Volatility in prices.
•	The adverse effect of “block” trades of carbon credits.
•	Adverse publicity.
•	Lack of long term acceptance of REDD carbon credits.
•	Reclassification of carbon credits by international bodies regulating them.
•	The cessation of funding by international bodies regulating carbon credits.
•	The inability to finance carbon credit production or projects.
•	Failure to produce expected carbon emission reductions that can negatively affect the trading market.
•	Lack of transparency in the carbon credit market.
•	Lack of a stable, historical market and acceptance of the REDD carbon credits.

Need for any Governmental Approval of Principal Products or Services

Thin-Film Batteries

The United States prohibits certain technology from being exported to a number of countries, including, but not limited to countries where the export of the technology would not otherwise be in furtherance of world peace and the security and foreign policy of the United States.   Based upon this policy, our thin-film battery technology could be subject to some exportation limitations.

Carbon Strategic

See the heading “Principal Products or Services and their Markets” of this Item directly above.

Effect of Existing or Probable Governmental Regulations on the Business

Exchange Act

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.    That designation will relieve us of some of the informational requirements of Regulation S-K.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs during the Last Two Fiscal Years

Thin-Film Batteries

We have not incurred any research and development expenses during the six month period ended December 31, 2012, or the past two fiscal years ended June 30, 2012, and 2011.

Carbon Strategic

We had no research and development expenses during year ended December 31, 2012, and our last two fiscal years ended June 30, 2012, and 2011.  We have changed our fiscal year to a calendar year.

Cost and Effects of Compliance with Environmental Laws

Thin-Film Batteries

We believe there are no environmental compliance issues regarding our thin-film battery technology or our present and anticipated business operations.

Carbon Strategic

Our REDD Carbon Projects are all environmental related; however, we do not believe that any component of the developmental process should be measured in costs of compliance with environmental laws; it is intended that our projects will improve the environment.

Number of Total Employees and Number of Full-Time Employees

Our total combined employees of both of our divisions consist of one full-time employee, Jeffrey John Flood, our President, CEO and Treasurer, who also serves on our Board of Directors.  We have also engaged a team of five consultants, including a chief technical officer; a materials and science consultant; an electrical and mechanical engineering handicap engineering specialist in battery manufacturing; a former CFO with specific experience in battery and technology companies; and a consultant with business management experience, electrical, technology and manufacturing experience, and practical experience as an electrician and a carpenter, who will be maintaining our facility and equipment.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, various caveats and reservations contained herein should be considered as risk factors related to our business, among others associated with small, undercapitalized companies in highly specialized technologies like those involving thin-film batteries or those with business models comprising the business of Carbon Strategic.

ITEM 2:  PROPERTIES

Oak Ridge

Our current principal executive office space is provided by Mark L. Meriwether, one of our directors and our Secretary, at his residence at 3046 E. Brighton Place, Salt Lake City, Utah 84121, at no cost.

On November 18, 2012, we entered into a 36 month Lease Agreement with North Dow LLC to lease a 12,100 square foot facility in Melbourne, Florida, of which approximately 2,000 square feet is being utilized as our office space; approximately 9,600 square feet houses our research and development laboratory and small scale manufacturing facility for our thin-film battery technology; and approximately 500 square feet is used for storage.  Exhibit A of the Lease Agreement is structured so that we only pay for 7,500 square feet of the leased space for the first year for a total monthly lease payment of $5,651.13; 9,800 square feet of the leased space and a total monthly lease payment of $7,384.14 for the second year; and 12,100 square feet of the leased space and a total monthly lease payment of $9,117.15 for the last year of the lease.  No payment was required of us for November and December of 2012.  Each monthly lease payment includes property taxes, insurance, CAM and sales tax.  We were also required to pay a $9,117.15 security deposit.  See our 8-K Current Report dated November 18, 2012, and filed with the SEC on November 21, 2012.  See Part IV, Item 15.

On October 31, 2012, we entered into an Equipment Purchase and Sale Agreement with Planar Energy Devices, Inc., whereby we purchased all of the equipment listed in Exhibit A to the Agreement for $350,000. The equipment purchased was primarily comprised of the non-proprietary research and development equipment that we sold to Planar on March 10, 2008.  See our 8-K Current Report dated October 31, 2012, and filed with the SEC on November 6, 2012.  See Part IV, Item 15.

On November 30, 2012, we acquired additional equipment from Planar for $400,000 to further develop our manufacturing process of our thin-film batteries and to increase the licensing or joint venture prospects of commercializing our technology for micro-power needs and other high-power needs.  See our 8-K Current Report dated November 30, 2012, and filed with the SEC on December 6, 2012, and which is incorporated herein by reference.  See our 8-K Current Report dated November 30, 2012, and filed with the SEC on December 6, 2012.  See Part IV, Item 15

Our past association with the Oak Ridge National Laboratory (“ORNL”) allows us, through the ORNL Laboratory’s user program for corporations (also available to other licensees of the thin-film battery technology), to gain access to specialized equipment. This eliminates the need for us to purchase expensive equipment that is infrequently used, but is critically important to our intended business.

Carbon Strategic

See the heading “Carbon Strategic Papua New Guinea REDD Carbon Credit Projects” of the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration,” of “Item 1. Business,” above, regarding the interest of Carbon Strategic in its REDD Carbon Credit projects.

ITEM 3:  LEGAL PROCEEDINGS

Oak Ridge

Except as set forth in our 8-K Current Report dated December 21, 2012, which was filed with the SEC on December 31, 2012, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.  See Part IV, Item 15, for further reference to this 8-K Current Report.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

The following is a brief description of the litigation discussed in the referenced 8-K Current Report:  On December 21, 2012, Mark L. Meriwether, our former President, who is now our Secretary and a director, was served with a civil complaint filed by Roger P. Lund, an individual and resident of Salt Lake County, Utah, as the plaintiff, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 120908658, naming as the defendants, the Company; Jeffrey J. Flood, our President and a director; Mr. Meriwether; the Meriwether Parties (relief defendants who may have received any funds paid to Mr. Meriwether as a result of the plaintiff’s alleged services); Oak Ridge Nevada; and David W. Floor (“Floor’), a stockholder, along with “Does 1-5,” the latter being persons whose identities were said to be unknown to the plaintiff, but who may be liable under the claims alleged by the plaintiff and who may be named in the action by the plaintiff at a later date.  The complaint has 10 causes of action, principally claiming that the plaintiff was engaged by the Company and Mr. Meriwether as a consultant; that the plaintiff performed all services required of him under such engagement, which services resulted in the acquisition of Carbon Strategic, among other benefits to the Company and Mr. Meriwether and/or that all of the defendants prevented him from completing his obligations under his consulting agreement; and that the plaintiff was entitled to receive $200,000 and 3,000,000 shares of common stock of the Company by reason of his services and the acquisition of Carbon Strategic.  In one of his causes of action, the plaintiff has claimed that Floor, Mr. Meriwether and Mr. Flood conspired in an abuse of process by allegedly having Floor bring a separate action against the plaintiff to attach the plaintiff’s rights to his claims against the defendants, thereby depriving him of the value of his services; and in another of his causes of action, he has claimed that the Company, Oak Ridge Nevada, Mr. Meriwether and Mr. Flood were unjustly enriched by his services.  The plaintiff seeks judgment for $750,000 or the amount of damages proven at trial, together with interest, punitive damages in connection with his abuse of process claims involving Floor, costs and reasonable attorney’s fees and other appropriate relief. The Company, Mr. Flood and Mr. Meriwether deny that the plaintiff is entitled to any amount from each or any of them by reason of his alleged services or alleged consulting or otherwise; and the Meriwether Parties deny that to the extent any funds paid to Mr. Meriwether by reason of the acquisition of Carbon Strategic were paid to any of them, that the plaintiff has no legal basis upon which to claim an interest in any such funds.

The plaintiff also has claimed in one of his causes of action that Mr. Meriwether violated certain provisions of the Utah Uniform Securities Act in Mr. Meriwether’s alleged sale to the plaintiff of 140,000 shares of the Company’s common stock for $15,000, and that the plaintiff is entitled to judgment against Mr. Meriwether for treble damages or three times the $15,000 purchase price of the shares.  Mr. Meriwether denies these allegations in each and every respect.

The Company and the defendants directly associated with it or its directors and executive officers will vigorously defend this legal action and anticipate that counterclaims will be brought against the plaintiff on behalf of these defendants.  The deposition of the plaintiff has been taken; and the plaintiff has filed a Motion for a Writ of Attachment respecting shares of our common stock, based upon his claims.

Carbon Strategic

Carbon Strategic is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against it by any extraterritorial or federal, state or local governmental agency.

To the knowledge of management, no director or executive officer of Carbon Strategic is party to any action in which any has an interest adverse to us or Carbon Strategic.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Bulletin Board of FINRA under the symbol “OKME” as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2011, and 2012, is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

Period	High	Low
January 1, 2011 through March 31, 2011	$0.47	$0.153

April 1, 2011 through June 30, 2011	$0.32	$0.22

July 1, 2011 through September 30, 2011	$0.23	$0.18

October 1, 2011 through December 31, 2011	$0.30	$0.17

January 1, 2012 through March 31, 2012	$0.16	$0.15

April 1, 2012 through June 30, 2012	$0.15	$0.055

July 1, 2012 through September 30, 2012	$0.25	$0.055

October 1, 2012 through December 31, 2012	$0.20	$0.18

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 503 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no stock, equity, pension or similar compensation plans, though one or more of these plans may be adopted by our Board of Directors in the future for the benefit of our directors, officers and employees or consultants and to retain the services and loyalty of these persons and others who may be beneficiaries of any such plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Under the SPA between us, Newmark and Carbon Strategic that was closed on October 8, 2012, we issued 94,130,440 shares of our common stock comprised of Rule 144 defined “restricted securities” to Newmark and its designees.  See our 8-K Current Reports in this respect, as amended and referenced in Part IV, Item 15.  These securities were issued under Regulation S of the SEC as sales exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), for stock issuances to non-“U.S. persons.”

We also issued Mark L. Meriwether 3,000,000 shares of our common stock comprised of Rule 144 defined “restricted securities” under the SPA.  See our 8-K Current Reports in this respect, as amended and referenced in Part IV, Item 15. These shares were issued pursuant to the registration exemption contained in Section 4(2) of the Securities Act in a private placement not involving a public offering.  Mr. Meriwether was our President and a director at the time of this stock issuance.

On April 18, 2012, we also issued Mark L. Meriwether 312,000 shares of our common stock comprised of Rule 144 defined “restricted securities” at $0.10 per share as payment for $31,200 owed to this related party, $12,000 for stockholder loan repayments and $19,200 as payment for compensation for services rendered in previous quarters.  These shares were also issued pursuant to the registration exemption contained in Section 4(2) of the Securities Act, in a private placement not involving a public offering.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the calendar years ended December 31, 2012, 2011, or 2010, from the sale of registered securities.

 Purchases of Equity Securities by Us and Affiliated Purchasers

With the exception of the 810,898 shares we acquired from Dr. John Bates, one of our former directors and officers, which were acquired in 2011, there were no purchases of our equity securities by us during the years ended December 31, 2012, or 2011.  See our 8-K Current Report dated November 8, 2011, and filed with the SEC on November 11, 2011. See Part IV, Item 15.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Transition Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Transition Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Oak Ridge

During the coming year, we will continue to focus our efforts on improvements to our thin-film battery technology and the manufacturing process for our thin-film batteries.

We are now actively investigating and considering expanding the use of our mid-scale production facilities and increasing our revenue opportunities and building on the substantial technical and operational skills of our current management and consulting personnel, with a view to:

•	the potential to expand our operations and development pathway to include other complimentary battery and energy technologies;
•	the future capital requirements that would be required for any potential expansion and development opportunities;
•
the possibility of a future listing, if and when we can satisfy financial and other qualifications, of our common stock on the “UK Aim” market or the Hong Kong/EX Gem market to gain access to a wider international and institutional investor base, which may open up commercial opportunities for us.

•	How to best attract government funding for technical developments and projects and developing a specific plan to secure this funding.

The construction and assembly of our Melbourne, Florida, facilities has been completed. The boxed manufacturing lines have been put in place and are now being fitted out with the required manufacturing and packaging equipment to enable small to mid-scale commercial production of high energy batteries and solid state batteries. These facilities have also been fully equipped to allow for continued research and development of solid-state battery, high-energy battery, thermal battery and energy storage technologies.

Our technical team based at these facilities is predominately focused on:

•
Development of commercially scalable manufacturing processes for economically viable introduction of solid-state batteries to the international market. This includes current development work in collaboration with Mesdi Systems.

•	Design and construction of a premium performance high-energy battery and development of high-energy battery manufacturing processes and complimentary lines.
•	Initial stages of thermal battery design and construction.

Carbon Strategic

Our efforts in 2013 will focus on becoming more diversified in the sustainable forestry business.

Carbon Strategic continues to hold one of the worlds largest portfolio’s of REDD Carbon Credit projects. International decision making at the United Nations level with regard to REDD carbon markets and projects has been slow and considered, but continues to progress. We expect that the signatory nations to the UNFCCC will finally agree to a UN regulated REDD Carbon market by 2015. In the meantime, the International Voluntary market for REDD Carbon Credits remains flat with the price of compliance carbon credits at all time lows.

We are working towards our development as a sustainable forestry business, not just a REDD Carbon Project development business. This will build on our contact base and skill set and provides lower risk growth and development opportunities. As a sustainable forestry business, we would be involved in three distinct business development streams:

1.	REDD Carbon Project development and commercialization;
2.	Development, management and operation of new forest plantations within sustainability and carbon models; and
3.	Management of existing forests in a sustainable format.

To secure the required funding for our growth into forest development and management, we are investigating and considering various options, including:

•
Separate listing of Carbon Strategic common stock, if and when we can satisfy financial and other qualifications, on the Singapore stock exchange, Hong Kong/EX Gem market or UK AIM exchange to gain access to a wider international and institutional investor base and open up commercial opportunities for us.

•	Securing direct investment into Carbon Strategic;
•	Securing direct investment on a project basis; and
•	Developing relationships with other synergistic entities.

Results of Operations

For the six month period ended December 31, 2012, and the fiscal years ended June 30, 2012, and 2011

During the six months ended December 31, 2012, we had $0 in revenue with General and Administrative expenses were $699,594.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had interest expense of $3,123, $10 transaction gain and income tax benefit of $42,687 for the six months ended December 31, 2012 for a net loss of $660,020, and a total comprehensive loss of $660,430.  For the period from inception on October 8, 2008, to December 31, 2012, we had a net loss of $1,381,375 and a total comprehensive loss of $1,307,904.

During the fiscal year ended June 30, 2012, we had a net loss of $10,989, of which $11,002 was attributable to administrative expenses.  During the fiscal year ended June 30, 2011, we had a net loss of $25,505.  Our revenues for 2012 and 2011 were $0. During fiscal 2012, we had not been actively seeking new Carbon Credit project development contracts or clients.  As a result, our cost base was lower. However despite not seeking additional contracts, we secured further Carbon Credit project contracts and have managed to develop a significant pipeline of sources for additional potential projects.

Administrative expenses were $11,002 during the fiscal year ended June 30, 2012, compared to $13,312 during the fiscal year ended June 30, 2011.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  Decreases in General and Administrative expenses were due to decreased commercial activities in the Carbon Credit projects.  We had $1 in interest income for the fiscal years ended June 30, 2012, and 2011, with $12 in exchange differences for the year ended June 30, 2012, compared to $3,516 in exchange differences in the previous year. The reduction in our commercial activity reduced these expenses in 2012.

We had a total loss from inception through June 30, 2012, of $721,355.

Liquidity and Capital Resources

At December 31, 2012, we had $165,800 in cash; and $250,000 remaining on our loan commitment from Newmark.

We incurred a net loss of $10,989 for the year ended June 30, 2012. Cash on hand totaled $1,408.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain such financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We have secured a $2 million loan commitment to finance our business operations for the next 12 months from Newmark Investment Limited, our principal stockholder and the former owner of Carbon Strategic.  $1,700,000 has been advanced to us to date.  The terms of the loan, which is not represented by a written instrument, include interest at 6% per annum; interest shall be paid quarterly on the principal then outstanding; the initial term of the loan will be 12 months from the date of first advance or November 2, 2012; the loan can be extended for another 12 months if we require additional time; the loan facility maximum period is 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the six months ended December 31, 2012, nor the two fiscal years ended June 30, 2012, and 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, FOR THE TWELVE MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008)THROUGH DECEMBER 31, 2012

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah 84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Oak Ridge Micro-Energy, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Micro-Energy, Inc. as of December 31, 2012, June 30, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholder’s deficit, and cash flows for the six months ended December 31, 2012, and for the years ended June 30, 2012 and 2011, and for the period from October 8, 2008 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Ridge Micro-Energy, Inc. as of December 31, 2012, June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the six months ended December 31, 2012 and for the years ended June 30, 2012 and 2011, and for the period from October 8, 2008 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anderson Bradshaw PLLC
Salt Lake City, Utah
April 19, 2013

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND 2011

	DECEMBER	JUNE	JUNE
	31, 2012	30, 2012	30, 2011

ASSETS

Current assets
Cash and cash equivalents	$165,800	$1,408	$1,600
Prepaid expenses	5,651	-	-
Total current assets	171,451	1,408	1,600

Property and equipment, net	758,785	-	-
Intangible assets, net	378,672	-	-
Long-term contract	318,246	-	-
Security deposit	9,117	-	-

TOTAL ASSETS	$1,636,271	$1,408	$1,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accruals	$36,856	$18,875	$21,190
Deferred tax liability	128,062	-	-
Related party convertible debt	1,000,000	-	-
Total current liabilities	1,164,918	18,875	21,190

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares	-	-	-
authorized, none issued and outstanding
Common stock - $0.001 par value, 200,000,000 shares	100,000	94,130	94,130
authorized, 100,000,000, 94,130,440 and 94,130,440 issued and outstanding at December 31, 2012, June 30, 2012 and June 30, 2011
Additional paid-in capital	1,679,257	535,877	523,550
Deficit accumulated during the development stage	(1,381,375)	(721,355)	(710,366)
Accumulated other comprehensive income (loss)	73,471	73,881	73,096
Total stockholders' equity (deficit)	471,353	(17,467)	(19,590)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,636,271	$1,408	$1,600

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, THE TWELVE MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008)  THROUGH DECEMBER 31, 2012

	Six months	Twelve months	Twelve months	From Inception
	ended	ended	ended	(October 8, 2008)
	DECEMBER	JUNE	JUNE	Through
	31, 2012	30, 2012	30, 2011	12/31/2012

Revenue	$-	$-	$-	$-

Cost of service	-	-	-	-

Gross Income	-	-	-	-

Operating Expenses
General and administrative	699,594	11,002	13,312	1,346,022

Income (loss) from operations	(699,594)	(11,002)	(13,312)	(1,346,022)

Other income (loss)
Interest income	-	1	1	103
Interest expense	(3,123)	-	-	(3,123)
Transaction gains	10	12	3,516	7,795
(Loss) on sale of investment	-	-	(15,710)	(82,815)
Total other income (loss)	(3,113)	13	(12,193)	(78,040)

Income (loss) before tax	(702,707)	(10,989)	(25,505)	(1,424,062)
Income tax benefit	42,687	-	-	42,687

Net income (loss)	$(660,020)	$(10,989)	$(25,505)	$(1,381,375)

Other Comprehensive Income
Foreign currency translation adjustment	(410)	785	(337)	73,471
Total Comprehensive Income (loss)	$(660,430)	$(10,204)	$(25,842)	$(1,307,904)

Earnings per share, basic and diluted	$(0.01)	$(0.00)	$(0.00)
Weighted average shares outstanding	96,810,022	94,130,440	94,130,440

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2012

	Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Par Value	Paid-in Capital	Deficit	Income/(Loss)	Equity(Deficit)

Issued capital at inception	1	$1		$-	$-	$1
Recapitalization adjustment	94,130,439	94,129	(94,129)			-
Contributed capital			418,325			418,325
Net income (loss) for period		-		(8,268)		(8,268)
Foreign currency translation adjustment					31,269	31,269

Balance as at June 30, 2009	94,130,440	94,130	324,196	(8,268)	31,269	441,327

Contributed capital			199,354			199,354
Net income (loss) for period				(676,593)		(676,593)
Foreign currency translation adjustment					42,164	42,164

Balance as at June 30, 2010	94,130,440	94,130	523,550	(684,861)	73,433	6,252

Net income (loss) for period				(25,505)		(25,505)
Foreign currency translation adjustment					(337)	(337)

Balance as at June 30, 2011	94,130,440	94,130	523,550	(710,366)	73,096	(19,590)

Contributed capital			12,327			12,327
Net income (loss) for period				(10,989)		(10,989)
Foreign currency translation adjustment					785	785

Balance as at June 30, 2012	94,130,440	94,130	535,877	(721,355)	73,881	(17,467)
Reverse acquisition	2,869,560	2,870	140,608			143,478
Contributed capital			855,772			855,772
Issued stock for separation	3,000,000	3,000	147,000			150,000
Net income (loss) for period				(660,020)		(660,020)
Foreign currency translation adjustment					(410)	(410)

Balance as at December 31, 2012	100,000,000	$100,000	$1,679,257	$(1,381,375)	$73,471	$471,353

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, THE TWELVE MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008)  THROUGH DECEMBER 31, 2012

	Six months	Twelve months	Twelve months
	ended	ended	ended	Inception
	DECEMBER	JUNE	JUNE	Through
	31, 2012	30, 2012	30, 2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(660,020)	$(10,989)	$(25,505)	$(1,381,375)
Adjustment to reconcile net income/(loss)
to net cash used in operations:
Depreciation & amortization	121,964	-	-	121,964
Stock issued for services	150,000	-	-	150,000
Deferred tax benefit	(42,687)	-	-	(42,687)
Loss on sales of investment	-	-	15,710	82,815
Changes in prepaid expenses	(5,651)	-	-	(5,651)
Changes in long term contract	(318,246)	-	-	(318,246)
Changes in security deposit	(9,117)	-	-	(9,117)
Changes in accounts payable and accruals	(168,428)	(1,466)	6,772	(150,572)
Net cash used in operating activities	(932,185)	(12,455)	(3,023)	(1,552,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(758,785)	-	-	(758,785)
Purchase of investments	-	-	-	(148,988)
Proceeds from sale of investments	-	-	75,461	75,461
Net cash provided by (used in) investing activities	(758,785)	-	75,461	(832,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of ordinary shares				1
Shareholder contributions	855,772	12,327	-	1,485,778
Proceeds from convertible debt - related party	1,000,000	-	-	1,000,000
Loan from related parties	-	-	-	71,610
Payments made on shareholder loan	-	-	(71,610)	(71,610)
Net cash provided by (used in) financing activities	1,855,772	12,327	(71,610)	2,485,779

Effect of foreign exchange rate on changes in cash	(410)	(64)	196	65,202
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,392	(192)	1,024	165,800

Cash and cash equivalents at the beginning of the period	1,408	1,600	576	-

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$165,800	$1,408	$1,600	$165,800

Supplemental cash flow information
Cash paid for income taxes	-	-	-	-
Cash paid for interest	-	-	-	-
Issued stock for intangible asset	500,636	-	-	500,636

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of and should be read in conjunction with the accompanying accounts.

1.   Domicile and activities

Oak Ridge Micro-Energy, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986 under the laws of the state of Colorado.  In 2002 the Company acquired its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”). The Company’s principal operation has been the further development and commercialization of the rechargeable thin-film lithium battery.

Carbon Strategic PTE LTD (referred to hereafter as “Carbon Strategic”) was incorporated on October 8, 2008 in Singapore with its principal place of business and registered office at 20, Cecil Street, #14-01 Equity Plaza, Singapore 049705.  The principal activities of Carbon Strategic are those of general wholesale trade including carbon credit trading, specializing in designing and developing project models for sustainable forest development and forest conservation through biodiversity, REDD (“Reduced Emissions from Deforestation and Degradation”) carbon mechanisms, sustainable forestry practices, carbon origination for renewable energy projects and strategic solutions for sustainable practice in industry.

On October 8, 2012, Carbon Strategic and its ultimate shareholder completed a Stock Purchase Agreement (SPA) with Oak Ridge.  The principal terms of the SPA were as follows: (i) the Company acquired all of the issued and outstanding shares of any class of Carbon Strategic, in consideration of the issuance of 94,130,440 shares of the Company’s common stock; (ii) Mark Meriwether, the Company’s sole director and executive officer was required to pay and/or compromise all outstanding debts of the Company amounting to approximately $187,000, which was contemplated to include accounting and legal fees required to file the 10-Q Quarterly Report for the quarter ended September 30, 2012, and to pay the legal and filing fees to bring current any delinquent filings regarding the current patents or patents pending related to the Company’s thin-film battery technology that are or would become due through October, 2012; (iii) subject to the closing and reservation of sufficient funds to pay the outstanding liabilities of the Company, Mr. Meriwether was paid $150,000 and 3,000,000 shares of common stock of the Company for termination of an Employment Agreement Fee and $500,000 for entering into a two (2) year Consulting Agreement with the Company; (iv) the name of the Company remained as “Oak Ridge Micro-Energy, Inc.,” and its common stock continues to trade on the OTCBB under the trading symbol “OKME”; (v) Mr. Meriwether resigned as the President, Treasurer and the Secretary of the Company on closing, while remaining on the Board of Directors, and Jeffrey John Flood, the Managing Director of Carbon Strategic was elected to serve on the Board of Directors and to the positions of President, Treasurer and Secretary; (vi) and Mr. Flood would execute a one (1) year Employment Agreement with the Company at a salary yet to be determined.  This resulted in a reverse acquisition of a subsidiary.  See unaudited pro forma financial information in Note 10, which shows the result of the reverse acquisition as if it was completed as of the July 1, 2012 for purposes of the income statement.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of Oak Ridge whereby Carbon Strategic is deemed to be the accounting acquirer (legal acquiree) and Oak Ridge to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Carbon Strategic and its subsidiaries, with the assets and liabilities, and revenues and expenses, of Oak Ridge being included effective from the date of the combination transaction. Oak Ridge is deemed to be a continuation of the business of Carbon Strategic and its newly acquired subsidiaries. Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

The Company is considered a development stage company.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies

a)	Basis of preparation

The accounting and reporting policies of the Company conform to generally accepted accounting principles and practices.  The Company is considered to be in the development stage.

Use of Management Estimates in Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Oak Ridge Micro-Energy, Inc. and  its wholly-owned subsidiaries, Carbon Strategic, and Oak Ridge Nevada. All significant inter-company transactions have been eliminated in the consolidated financial statements.

b)	Revenue recognition

Revenue is measured at the fair value of consideration received or receivable. Revenue is reduced for estimated customers returns, rebates and other similar allowances.

Sale of goods
Revenue from sale of goods is recognized when the Company has transferred  to the buyer the significant risk and rewards of ownership of the goods and retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold, the pricing becomes final, and the collectability is reasonably assured.

c)	Income taxes

The Company applies the asset and liability method of accounting for income taxes. The asset and liability method requires that current or deferred tax consequences of all events recognized in the financial statements are to be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Income tax expense represents the sum of the tax currently payable and deferred tax. The tax currently payable is based on taxable profit for the year. Taxable profit differs from profit as reported profit or loss because it excludes items of income or expense that are taxable or deductible in other years and it further excludes items that are not taxable or tax deductible.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies (Continued)

Deferred tax is recognised on the differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit, and are accounted for using the balance sheet liability method. Deferred tax liabilities are generally recognised for all taxable temporary differences and deferred tax assets are recognised to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Such assets and liabilities are not recognised if the temporary difference arises from goodwill or from the initial recognition (other than in a business combination) of other assets and liabilities in a transaction that affects neither the taxable profit nor the accounting profit.

The carrying amount of deferred tax assets is reviewed at the end of each financial year and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered.

Deferred tax is calculated at the tax rates that are expected to apply in the year when the liability is settled or the asset realised based on the tax rates (and tax laws) that have been enacted or substantively enacted by the end of the financial year. Deferred tax is charged or credited to profit or loss, except when it relates to items charged or credited directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to setoff current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Current and deferred tax are recognised as an expense or income in the statement of operations, except when they relate to items credited or debited directly to equity, in which case the tax is also recognized directly in equity, or where they arise from the initial accounting for a business combination. In the case of a business combination, the tax effect is taken into account in calculating goodwill or determining the excess of the acquirer’s interest in the net fair value of the acquiree’s identifiable assets, liabilities and contingent liabilities over cost.

d)	Foreign currency transactions and translation

In preparing the financial statements, transactions in currencies other than the entity’s functional currency are recorded at the rate of exchange prevailing on the date of the transaction. At the end of each financial year, monetary items denominated in foreign currencies are retranslated at the rates prevailing as of the end of the financial year. Non-monetary items carried at fair value that are denominated in foreign currencies are retranslated at the rates prevailing on the date when the fair value was determined. Non-monetary items that are measured in terms of historical cost in a foreign currency are not retranslated.

In prior periods the Company’s functional currency was the Australian dollar.  Effective with the business combination with Oak Ridge, the significant activity in the United States has necessitated that the Company change its functional currency to the US dollar, which is the reporting currency.  In accordance with US GAAP, translation adjustments for prior periods continue to be presented in equity and the translated amounts for nonmonetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods.

OAK RIDGE MICRO-ENERGY, INC.
(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies (Continued)

e)	Financial instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

f)	Cash and cash equivalents

Cash and cash equivalents include cash in hand and bank deposits.

g)	Recent accounting pronouncements

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

h)	Property and equipment

Property and equipment, recorded at cost, consists of assets used in the research and development of the thin-film lithium battery and is being depreciated over five and seven years using the straight-line method of depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Statement of Operations for the period. The cost of maintenance and repairs is expensed as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2012 and June 30, 2012 and 2011, property and equipment consisted of the following:
	12/31/2012	6/30/2012	6/30/2011
Equipment	$758,785	$-	$-
Less accumulated depreciation	-	-	-
	$758,785	$-	$-

The property and equipment acquired during the period ended December 31, 2012, has not yet been placed in service.
Thus, for the periods ended December 31, 2012 and June 30, 2012 and 2011, depreciation expense was $0.

i)	Intangible assets

The Company has also acquired an intangible asset in the business combination with Oak Ridge which represents patent costs associated with its thin-film lithium battery technology. The Company has determined the useful life of the asset to be 1 year. Thus, the intangible asset is being amortized on a straight-line basis over approximately 12 months.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

    Summary of significant accounting policies (Continued)

j)	Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value. The carrying value of convertible notes payable approximates fair values as these notes have interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

k)	Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding.

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method for warrants and options and the if-converted method for convertible debt when the conversion is not dependent on a substantive non-market based contingency during the period. Accordingly, this presentation has been adopted for the periods presented.

The 94,130,440 common shares issued to Carbon Strategic PTE.  LTD former shareholders as a result of the reverse merger described in Note 1 are assumed to have been outstanding since the beginning of the earliest period presented. The shares issued to acquire the shell company and for the consulting services provided described in Note 4 are included from their date of issuance on October 8, 2012, on a weighted average basis. Potentially dilutive securities convertible into 5,000,000 shares of common stock were not included in the diluted earnings per share because the effects would be anti-dilutive.

3.   Income tax

Prior to the business combination described in Note 1, we did not provide any current or deferred income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes consists of the following, which is a result of accreting the deferred tax liability acquired in the business combination over the life of the intangible assets to which it applies:
	12/31/2012	6/30/2012	30 June 2011
Federal	$42,687	$-	$-
State	-	-	-
Foreign	-	-	-
Tax benefit	$42,687	$-	$-

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    Income tax  (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	12/31/2012	6/30/2012	30 June 2011
Loss per books	$660,020	$10,989	$25,505
Nondeductible amortization (previous table)	121,964	-	-
Remaining loss	538,056	10,989	25,505
Tax at statutory rate (35%)	$188,320	$3,846	$8,927
Increase in valuation allowance	(188,320)	(3,846)	(8,927)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2012, June 30, 2012 or 2011 or since inception.  The net operating loss carry forward will expire in various years through 2026. This carry forward may be limited based upon the change in control resulting from the consummation of the business combination. Tax years since 2008 are open for examination by the relevant tax authorities.

4.   Common stock

The holders of ordinary shares are entitled to receive dividends as and when declared by the Company. All ordinary shares carry one vote per share without restrictions. The common shares have par value of $0.001.

Pursuant to the Stock Purchase Agreement, the Company issued 94,130,440 shares of common stock of the recapitalized Company in exchange for the one capital share which was issued at its inception.

As part of the Stock Purchase Agreement, the Company acquired intellectual property and recorded the, then outstanding, 2,869,560 shares of common stock of Oak Ridge at $0.05 per share.  Concurrently, the Company recorded a cash contribution of $855,772 which was used to pay consulting and expenses of the business combination.

The Company also issued 3,000,000 shares of common stock to a consultant and shareholder, at its fair value at $0.05 per share for services. Accordingly, the Company recorded stock based compensation in the amount $150,000 during 2012.

5.   Going concern

The Company has accumulated losses from inception through December 31, 2012 of $1,381,375, has had negative cash flows from operating activities, and has not yet commenced its planned principal operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to further develop its carbon credit trading as well as its thin-film lithium battery technology.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.   Related party convertible debt

The Company has secured a $2 million verbal loan commitment to finance business operations for a 12 month period from Newmark Investment Limited, our principal stockholder and the former owner of Carbon Strategic.  The terms of the verbal notes include interest at 6% per annum; interest shall be paid quarterly on the principal then outstanding; the initial term of the loan will be 12 months from the date of first advance or November 2, 2012; the loan can be extended for another 12 months if we require additional time; the loan facility maximum period is 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”  As of December 31, 2012, the Company has accrued interest of $3,123 on advances of $1,000,000.

7.   Contingencies/legal action

On December 21, 2012, the Company was named as a defendant in a civil complaint filed by an individual.  The complaint has 10 causes of action, principally claiming that the plaintiff was engaged by the Company as a consultant; that the plaintiff performed all services required of him under such engagement, which services resulted in the business combination with Carbon Strategic, among other benefits to the Company and/or that all of the defendants prevented him from completing his obligations under his consulting agreement; and that he was entitled to receive $200,000 and 3,000,000 shares of common stock of the Company by reason of his services and the acquisition of Carbon Strategic.

The plaintiff seeks judgment for $750,000 or the amount of damages proven at trial, together with interest, punitive damages, costs and reasonable attorney’s fees and other appropriate relief. The Company and other defendants deny that the plaintiff is entitled to any amount from each or any of them by reason of his alleged services or alleged consulting or otherwise, and that the plaintiff has no legal basis upon which to claim an interest in any such funds.

The Company intends to vigorously defend this legal action and anticipates that counterclaims will be brought against the plaintiff on behalf of the defendants.  Discovery has commenced, with the taking of the deposition of the plaintiff, and there is a pending motion of the plaintiff requesting the court to grant a writ of attachment on the Company’s authorized and unissued common stock.  The Company is unable to predict an outcome of this litigation.

8.   Lease commitment

The Company leases a facility in Melbourne, Florida which expires December 31, 2015. For the periods ended December 31, 2012, and June 30, 2012 and 2011, the Company paid no rent, respectively, inasmuch as the lease period is effective for calendar years 2013 through 2015.  As of December 31, 2012, the future minimum rental commitment under this lease was $265,829.

Year	Amount
2013	$67,814
2014	88,610
2015	109,405
Total	$265,829

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.   Business Combination

Acquisition of Carbon Strategic

On October 8, 2012, the Company entered the SPA with Carbon Strategic in exchange for total consideration of approximately $143,478.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles.

Fair Value of Consideration Transferred and Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired,  and liabilities assumed:

Consideration:
Common stock, 2,869,560 shares of Oak Ridge common stock (1)	$143,478

Fair value of total consideration transferred	$143,478

Recognized amount of identifiable assets acquired and liabilities assumed:
Identifiable intangible asset—patents and patents pending	$500,636
Debt assumed and settled	(186,409)
Deferred tax liability	(170,749)
Goodwill	0
Total assets acquired and liabilities assumed:	$143,478

(1)
Common stock was valued at $.05 per share which approximates its fair value based on a tier 3 valuation. A tier 1 valuation was not possible due to the lack of a liquid market for the common stock. The value assigned to the intangible assets received in the transaction approximate their estimated fair value of $500,000. The excess of $636 was not assigned to goodwill due to its immateriality.The deferred tax liability was computed as 35% of the excess of the intangible assets over their unamortized tax basis. The deferred tax liability will be accreted to tax benefit over the life of the associated intangible assets.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.   Change in year end

The Company has changed its fiscal year, which previously ended June 30, to end on December 31.  The following pro-forma information is presented to show the statement of operations as if the change had been effective as of January 1, 2012.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

	Six months	Six months	Twelve months
	ended	ended	ended
	JUNE	DECEMBER	DECEMBER
	30, 2012	31, 2012	31, 2012
	(UNAUDITED)

Revenue	$-	$-	$-
Operating Expenses
General and administrative	9,227	699,594	708,821

Income (loss) from operations	(9,227)	(699,594)	(708,821)

Other income (loss)
Interest income	-	-	-
Interest expense	-	(3,123)	(3,123)
Transaction gains	13	10	23
(Loss) on sale of investment	-	-	-
Total other income (loss)	13	(3,113)	(3,100)

Income (loss) before tax	(9,214)	(702,707)	(711,921)
Income tax benefit	-	42,687	42,687

Net income (loss)	$(9,214)	$(660,020)	$(669,234)

Other Comprehensive Income
Foreign currency translation adjustment	-	(410)	(410)
Total Comprehensive Income (loss)	$(9,214)	$(660,430)	$(669,644)

Earnings per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding	94,130,440	96,810,022	95,470,231

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.   Subsequent events

The Company has evaluated subsequent events through the date of this filing and determined the following subsequent events.

On February 1, 2013, the Company entered into a one year Consulting Agreement with Lithium Battery Engineering, LLC (“LBE”), extendable at our option on 30 day’s notice prior to the expiration of the initial one year term, whereby we retained LBE and Dr. Andrew J. Manning, to join the development and start-up of manufacturing of our advanced high energy battery cells. The Consulting Agreement provides for compensation of $3,500 every two weeks, based upon one standard five day work week consisting of 10 hours per day, with reimbursement for travel, lodging, meals and related business expenses for services rendered on our premises or locations other than those of LBE.

Also, on February 1, 2013, the Company entered into an Engineering Services Agreement with Mesdi Systems Incorporated (“Mesdi”), to develop a low-cost and scalable thin-film deposition process for solid state electrolytes for lithium ion batteries using the Multiplexed Electrospray Technology instead of vacuum sputter deposition that is traditionally used. The Engineering Services Agreement provides for compensation of $92,500.

The Company has received additional convertible note advances of $250,000 in January and $500,000 in March of 2013.  The advances are for the purpose of providing working capital for the Company.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

12.           Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated financial information gives effect to the terms of the Share Purchase Agreement on October 2, 2012 (the “SPA”).  The SPA was closed on October 8, 2012.

The transaction is treated as a reverse acquisition wherein all of the outstanding shares of Carbon Strategic were exchanged for 94,130,440 shares of the common stock of Oak Ridge Micro-Energy, Inc. The historic financial statements of Carbon Strategic will be the historic statements of the combined entity. Pro forma financial information has been presented to provide full disclosure of the transaction.

The following unaudited pro forma consolidated financial statement is based on the historical financial statements of Oak Ridge under the assumptions and adjustments set forth in the accompanying notes. The unaudited pro forma consolidated statement of operations for the six month period ended December 31, 2012 gives effect to the reverse acquisition as if it had been consummated on July 1, 2012.

The unaudited pro forma consolidated financial statements should be read in conjunction with the historical financial statements of Oak Ridge Micro-Energy, Inc. for the three months ended September 30, 2012 as filed in Form 10-Q and for the six months ended December 31, 2012 of which this pro forma statement is a part, including the respective notes to those statements. The pro forma information is not necessarily indicative of the combined financial position or the results of operations in the future or of the combined financial position or the results of operations which would have been realized had the reverse recapitalization been consummated during the period or as of the date for which the pro forma information is presented.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

12.           Unaudited Pro Forma Financial Information (Continued)

CARBON STRATEGIC PTE LTD AND OAK RIDGE MICRO-ENERGY, INC.
Unaudited Pro Forma Condensed Combined Statement of Operations

For the Six Months Ended December 31, 2012

	Carbon Stategic PTE LTD	Oak Ridge Micro-Energy, Inc.		Pro Forma Adjustments	Pro Forma Results

Revenues	$-	$-		$-	$-

Operating expenses:
General and administrative	699,594	20,003	(a)	65,047
			(d)	45,345	829,989
Interest expense	3,123				3,123
Other (income) expense	(10)	215			205
Loss before taxes	(702,707)	(20,218)		(110,392)	(833,317)
Income tax benefit	42,687		(a)	22,767	65,454

Net loss for the period	(660,020)	(20,218)		(87,625)	(767,863)
Non-controlling interest		380		(380)	-
Net loss Oak Ridge shareholders	$(660,020)	$(19,838)		$(88,005)	$(767,863)
Income/(Loss) Per Share	$(0.01)	$(0.01)			$(0.01)

Weighted Average Shares Outstanding	96,810,022	2,682,703			100,000,000

See notes to pro forma condensed combined financial statements (unaudited).

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

12.           Unaudited Pro Forma Financial Information (Continued)

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Pursuant to the Share Purchase Agreement on October 2, 2012 (the “SPA”), shareholders of Carbon Strategic transferred 100% of the ownership to Oak Ridge Micro Oak Ridge Micro-Energy, Inc. in exchange of 94,130,440 shares of the common stock of Oak Ridge Micro-Energy, Inc.(“Oak Ridge”). The shares of our Common Stock acquired by the Carbon Strategic stockholders in such transactions constitute approximately 94% of our issued and outstanding Common Stock on a fully-diluted basis giving effect to the share exchange.

The business combination was accounted for as a reverse merger, whereby Carbon Strategic is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the accounting acquirer of Oak Ridge.  As a result of the merger, Carbon Strategic’s assets and liabilities were recorded at their historical carrying amounts, with no goodwill or other intangible assets recorded.

Concurrent with the Stock Purchase Agreement, the Company entered into an agreement to terminate an employment agreement with an officer of Oak Ridge for payment of $150,000 in cash plus the issuance of 3,000,000 shares of Oak Ridge, which agreement is accounted for herein as compensation expense (adjustment c), which was funded by Newmark as a capital contribution.

Concurrent with the Stock Purchase Agreement, the Company entered into a two year consulting agreement with an officer of Oak Ridge, whereby it transferred $550,000 to a trust account to settle all the debts of Oak Ridge, acquire a non-controlling interest in a subsidiary of Oak Ridge, and pay for consulting services for a two year period from the officer of Oak Ridge. The amount paid in as a capital contribution settled Oak Ridge liabilities, the balance being accreted to consulting expense over a two year period (adjustment d).

Pro forma financial information has been presented to provide full disclosure of the transaction.

Basis of Presentation

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted as permitted by SEC rules and regulations.

These pro forma unaudited condensed consolidated financial statements are not necessarily indicative of the results of operations that would have been achieved had the transaction actually taken place at the dates indicated and do not purport to be indicative of future position or operating results.

Pro Forma Adjustments and Assumption

a)	To record the acquisition of Oak Ridge using the acquisition method of accounting, including amortization of definite lived intangible and related deferred tax liability.

b)	To recast Carbon Strategic using the capitalization of Oak Ridge.

c)	To record the termination agreement referred to above as paid in capital and current expense.

d)	To record the consulting agreement referred to above as paid in capital, payment of liabilities, elimination of non-controlling interest, and consulting expense.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of February 20, 2013, our Board of Directors resolved to dismiss Mantyla McReynolds LLC as the Company’s independent accountant.  With the exception of a “going concern” qualification, the reports of Mantyla McReynolds LLC on our financial statements for the years ended December 31, 2011, and 2010, contained no adverse opinion or any disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2011, and 2010, and through the interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Further, there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the SEC promulgated under the Exchange Act.

Effective as of February 20, 2013, we engaged Anderson Bradshaw PLLC to audit our financial statements for the year ended December 31, 2012.  During the our two most recent fiscal years ended December 31, 2011, and 2010, and any subsequent interim period prior to engaging Anderson Bradshaw PLLC, neither we nor anyone on our behalf consulted the newly engaged accountant regarding:

either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

any matter that was either the subject of a disagreement (as defined in  paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K or a reportable event (as described in paragraph 304(a)(1)(v) thereof).

We have provided Mantyla McReynolds LLC with a copy of the disclosure provided under this Item and have advised them to provide us with a letter addressed to the SEC as to whether they agreed or disagreed with the disclosures made herein.  A copy of their response was filed as and Exhibit to our 8-K Current Report dated February 20, 2013, and filed with the SEC on February 26, 2013.  See Part IV, Item 15, for further reference to this Current Report.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transition Report, or December 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Transition Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties.  We have engaged an in-house certified public accountant to address these weaknesses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2012, our internal controls over financial reporting were not effective, as described above in the evaluation of disclosure controls and procedures.

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Transition Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2012, and to the date of this Transition Report, and the period or periods during which each such director or executive officer has served in his respective positions.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Mark L. Meriwether	Vice President	03/04/13	*
	CEO President President Director Secretary Treasurer	03/31/02 02/14/01 03/31/02 02/14/01 02/14/01 02/14/01	10/08/12 01/15/02 10/08/12 * 10/08/12 10/08/12
Jeffrey J. Flood	CEO	10/08/12	*
	President	10/08/12	*
	Director	10/08/12	*
	Secretary	10/08/12	*
	Treasurer	10/08/12	*
*      This person presently serves in the capacities indicated opposite his name.

Background and Business Experience

Mark L. Meriwether is 55 years of age.  He has been a director of Oak Ridge since 2001, and served as its President, Secretary and Treasurer from 2001 until October 8, 2012; he was elected as Vice President on March 4, 2013.  He was primarily responsible for the day to day operations of Oak Ridge, including overseeing its fund raising activities, its research and development of its thin-film battery technology and licensing discussions, among other duties.  For the past 22 years, he has also been involved in providing consulting services to public and private companies in the areas of corporate restructuring, reorganizations, mergers and funding, as an independent contractor.

Jeffrey John Flood is 44 years of age, and has been the Managing Director of Carbon Strategic since its inception, which he founded in 2006 and where he was responsible for the development of Carbon Strategic’s REDD Carbon Credit projects.  Carbon Strategic specializes in designing and developing project models for sustainable forest development and forest conservation through biodiversity, REDD (“Reduced Emissions from Deforestation and Degradation”) carbon mechanisms, sustainable forestry practices, carbon origination for renewable energy projects and strategic solutions for sustainable practice in industry.  Mr. Flood is also the current Managing Director of GreenCell Limited, an Australian company that has developed and patented technology for the efficient and commercially feasible sequestration of green house gas (“GHG”) emissions and the production of valuable biofuels with algae.

Mr. Flood has the following educational credentials:

•	University of Queensland, Brisbane, Bachelor of Science, 1990 (Majors Biochemistry/Physiology).
•	Queensland University of Technology, Brisbane (Bachelor of Applied Science) 1993.
•	University of Sydney (Bachelor of Applied Science)(Honors) 1997.
•	Griffith University, Gold Coast (Masters of Applied Science) 2002.
•	Adjunct Lecturer University of Sydney (2003 to 2006).

Mr. Flood also has the following academic awards:

•	AGFA-GERVENAIR prize for academic achievement.
•	DUPONT/AIR prize for academic achievement.
•	Member – World Association of Non-Governmental Associations.

Significant Employees

Presently, we have no employees who are not executive officers, but who are expected to make a significant contribution to our current or intended business.

Directorships Held in Other Reporting Companies

Our officers and directors hold no other positions in any other reporting companies under the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, promoter or control person:

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

Promoters and control person.

To the best of our management’s knowledge, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2012, and to the date of this Transition Report, the following filings were not timely filed:

Form Required to be Filed	Name and Address of Beneficial Owner	Filing Due Date	Actual Filing Date
Form 3	Newmark Investment Limited	10/19/12	11/10/12
Form 4	Mark L, Meriwether	04/20/11	04/24/12
Form 4	Mark L. Meriwether	01/07/09	01/24/11

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonquali-fied Deferred Compen-sation ($) (h)	All Other Compen-sation ($) (i)	Total Earnings ($) (j)
Jeffrey J. Flood, President, Treasurer and Director	12/31/12 06/30/12 06/30/11	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Mark L. Meriwether President Sec./ & Director and former President	12/31/12 06/30/12 06/30/11	0 0 0	0 0 0	(1) 0 0	0 0 0	0 0 0	0 0 0	* 0 0	(1) (2) 0
(1)  Meriwether Agreements

Meriwether Termination of Employment Fee Agreement

Section 10.10 of the SPA whereby we acquired Carbon Strategic specified that Mr. Meriwether would be paid $150,000 and be issued 3,000,000 shares of our common stock comprised of Rule 144 defined “restricted securities; he was granted “piggy-back” registration rights on these 3,000,000 shares, subject to pro rata cut backs under SEC Rule 415.  In consideration of the cash and stock consideration, Mr. Meriwether terminated all employment agreements to which he and we were party; and resigned as our President, Secretary and Treasurer.  The Termination of Employment Fee Agreement was executed and delivered with the closing of the SPA and contained these terms.  Mr. Meriwether has been paid this sum and issued these shares.

Meriwether Consulting Agreement

Section 10.10 of the SPA also specified that Mr. Meriwether would enter into a two (2) year Consulting Agreement, which Consulting Agreement was also executed and delivered with the closing of the SPA.  Under the Consulting Agreement, Mr. Meriwether was to be paid $500,000, less all of our outstanding liabilities amounting to $190,579.31 at closing, which included the payment of legal, accounting, Edgar and XBRL fees related to the preparation and filing of our 10-Q Quarterly Report for the quarter ended September 30, 2012; and Mr. Meriwether was also required to pay the $10,000 to Dr. Bates for his 10% interest in Oak Ridge Nevada.  That resulted in a net payment to Mr. Meriwether or his designees at the closing of $299,420 under the Consulting Agreement.  Further, if Mr. Meriwether compromised any of these liabilities for less than the sum recorded in our books and records, he was entitled to the difference resulting from any such compromise.  On the basis of indemnifying us or compromising certain liabilities of the Company for less than was carried by us as liabilities, Mr. Meriwether received an additional $33,643.40, for total compensation of $333,062 under this Consulting Agreement.  Mr. Meriwether’s fees paid under the Consulting Agreement were non-refundable.  The Consulting Agreement provides for services by Mr. Meriwether in connection with the transition resulting from the change in control following the closing of the SPA, including services related to knowledge, information or introduction regarding all contracts, customers and suppliers, and to the extent of his knowledge and experience, services related to our thin-film battery technology.   All services are to be rendered in Salt Lake City, Utah; if travel is required, Mr. Meriwether will be reimbursed for all expenses.  Mr. Meriwether is an independent contractor under the Consulting Agreement, responsible for all taxes of any kind resulting from fees received under the Consulting Agreement; and he is subject to strict confidentiality provisions respecting our confidential or proprietary data, intellectual property information or techniques, suppliers, contacts, customers or employees or otherwise.

This compensation is included in our audited financial statements for the six-month period ended December 31, 2012.  See Item 8.

Copies of these contracts were filed with our 8-K Current Report dated October 2, 2012, and filed with the SEC on October 9, 2012.  See Part IV, Item 15.

(2)  On April 18, 2012, we issued Mark L. Meriwether, our then President, Secretary and director, 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to Mr. Meriwether, $12,000 for cash advances to the Company and $19,200 as compensation for services rendered.

This compensation is not included in our audited financial statements for the year ended June 30, 2012, because Carbon Strategic was considered to be the acquiring party under the SPA with Carbon Strategic that was completed on October 8, 2012; however, see Item 13.  Also see the heading “Business Development” of Item 1.

Outstanding Equity Awards

We have no stock, equity, pension or similar compensation plans, though one or more of these plans may be adopted by our Board of Directors in the future for the benefit of our directors, officers and employees or consultants and to retain the services and loyalty of these persons and others who may be beneficiaries of any such plans.

Compensation of Directors

No director received any compensation for service as a director during the year ended December 31, 2012, and the fiscal years ended June 30, 2012, and 2011.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Transition Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class(1)
Common Stock	Newmark Investment Limited(2)	100,750,000 shares	92.64%

(1)  Percentages are based on 108,750,000 shares of common stock being outstanding on the date of this Transition Report, which assumes that the outstanding loan of Newmark in the current amount of $1,750,000 can be converted into the purchase of 8,750,000 shares of our common stock at $0.20 per share.  See Item 13.

(2) Newmark is a corporation organized under the laws of Hong Kong, and its CEO is Hong Jia He; the ownership is direct.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Transition Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Jeffrey John Flood	0.0%
Common Stock	Mark L. Meriwether	2,759,917(2)	2.76%

(1) Percentages are based on 100,000,000 shares of common stock being outstanding on the date of this Transition Report.

(2) Mr. Meriwether beneficially owned 934,667 shares prior to the closing of the SPA.  Mr. Meriwether received 3,000,000 shares of our common stock under the Termination of Employment Fee Agreement described in our 8-K Current Report, as amended, dated October 2, 2012.  He conveyed 600,000 of these shares, 400,000 to the Company’s legal counsel and 200,000 of these shares to one of his adult children at his cost, on his receipt of the 3,000,000 shares he received under the SPA.  He also gave 400,000 of his prior holdings to two other adult children.  See Mr. Meriwether’s Form 4, and which is incorporated herein by reference.  These holdings include 1,181,902 shares owned by his wife; and 35,669 shares owned indirectly by an entity owned by Mr. Meriwether.

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

Changes in Control

The closing of the SPA on October 8, 2012, resulted in a change in control of our Company.  Newmark or its designees were issued 94,130,440 shares, which equals approximately 94.1% of our outstanding voting securities.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2012, we owed $1,000,000 to a related party, Newmark Investment Limited, our principal stockholder for loans advanced to us.  $1,750,000 of a $2,000,000 loan commitment has been advanced to us to date by Newmark.  The terms of the loan, which is not represented by a written instrument, include; interest at 6% per annum; interest shall be paid quarterly on the principal then outstanding; the initial term of the loan will be 12 months from the date of first advance or November 2, 2012; the loan can be extended for another 12 months if we require additional time; the loan facility maximum period is 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of our common stock Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”  We received additional convertible note advances of $250,000 in January and $500,000 in March of 2013.

On April 18, 2012, we issued Mark L. Meriwether, our then President, Secretary and director, 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to Mr. Meriwether, $12,000 for cash advances to the Company and $19,200 as compensation for services rendered.

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

Parents of the Smaller Reporting Company

We have no parents, though Newmark may be considered to be our parent by virtue of owning over 50% of our outstanding voting securities.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during calendar years ended December 31, 2012, and 2011:

Fee Category	12/31/12	12/31/11
Audit Fees	$23,785	$17,072
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$23,785	$17,072

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

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Transition Report:

No.            Description

Exhibit Number	Description
21	Subsidiaries
31	302 Certification of Mark L. Meriwether
32	906 Certification

101 INS	XBRL Instance Document(3)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)
101 LAB	XBRL Taxonomy Extension Label Linkbase Document(3)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)
101 SCH	XBRL Taxonomy Extension Schema Document(3)

Where Incorporated In This Transition Report(1), (2)
Current Report on Form 8-K dated March 4, 2013, and filed with the SEC on March 6, 2013.	Part I, Item 1
Current Report on Form 8-K dated February 1, 2013, and filed with the SEC on February 7, 2013.
10.1           Consulting Agreement with Lithium Battery Engineering, LLC
10.2           Engineering Services Agreement with Mesdi Systems Incorporated

Part I, Item 1
Current Report on Form 8-K dated February 20, 2013, and filed with the SEC on February 26, 2013 16.1 Letter regarding change in Certifying Accountant.	Part II, Item 9
Current Report on Form 8-K dated December 21, 2012, and filed with the SEC on December 31, 2012.	Part I, Item 1

Current Report on Form 8-K dated November 30, 2012, and filed with the SEC on December 6, 2012. 10.1 Equipment Purchase and Sale Agreement Exhibit A – Equipment List Exhibit B – Bill of Sale	Part I, Item 1
Amended Current Report on Form 8-K/A dated October 2, 2012, and filed with the SEC on November 26, 2012. 3.1 Amended and Restated Articles of Incorporation 14 Code of Conduct	Part I, Item 1
Information Statement filed with the SEC on November 19, 2012, and mailed to our stockholders on or about November 21, 2012.	Part I, Item 1
Current Report on Form 8-K dated November 18, 2012, and filed with the SEC on November 21, 2012. 10.1 Lease Agreement for Melbourne, Florida, facilities	Part I, Item 1
Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and filed with the SEC on November 16, 2012.	Part I, Item 1
Current Report on Form 8-K dated October 2, 2012, and filed with the SEC on October 9, 2012. 10.1 Stock Purchase Agreement dated October 2, 2012	Part I, Item 1
Current Reports on Form 8-K, as amended and dated October 2, 2012, and respectively filed with the SEC on October 12, 2012, December 31, 2012, and April 18, 2012.
10.1           Consulting Agreement with Mark L. Meriwether
10.2           Termination Agreement with Mark L. Meriwether
10.3           Form of Original Service Agreement in Papua New Guinea
10.4           Form of Updated Service Agreement in Papua New Guinea
10.5           Form of Original Service Agreement in Indonesia
10.6           Form of Updated Service Agreement in Indonesia

Part I, Item 1
Current Report on Form 8-K dated August 15, 2012, and filed with the SEC on August 15, 2012.	Part I, Item 1
Current Report on Form 8-K dated April 18, 2012, and filed with the SEC on April 24, 2012.	Part I, Item 1
Current Report on Form 8-K dated November 8, 2011, and filed with the SEC on November 11, 2011.	Part I, Item 1
Current Report on Form 8-K dated March 10, 2008, and filed with the SEC on March 14, 2008. 10.1 Equipment Purchase Agreement	Part I, Item 1

(1)  Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

(2)  These documents and related Exhibits have previously been filed with the SEC and are referenced for additional information.

(3)  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 24, 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood
CEO, President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE MICRO-ENERGY, INC.

Date:	April 24, 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood
CEO, President, Secretary, Treasurer and Director

Date:	April 24, 2013	By:	/s/Mark L. Meriwether
Mark L. Meriwether
Vice President and Director