Form 10-Q
period 2013-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2013-05-15
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 2, 2013 – 100,000,000 shares of common stock.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	Mar 31, 2013	Dec 31, 2012
Assets
Current assets
Cash	$330,875	$165,800
Prepaid expenses	6,776	5,651
Inventory	3,340	0
Total current assets	340,991	171,451

Fixed assets – net	845,239	758,785
Intangible assets – net	252,448	378,672
Long-term contract	272,782	318,246
Deposit	9,117	9,117

Total assets	$1,720,577	$1,636,271

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	$59,904	$36,856
Deferred tax liability	85,375	128,062
Related party convertible debt	1,750,000	1,000,000
Total current liabilities	1,895,279	1,164,918

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 200,000,000 shares Authorized, 100,000,000 issued and outstanding at March 31, 2013 and 100,000,000 at December 31, 2012	100,000	100,000
Additional paid-in capital	1,679,257	1,679,257
Deficit accumulated during the development stage	(2,027,430)	(1,381,375)
Accumulated other comprehensive income (loss)	73,471	73,471
Total shareholders’ deficit	(174,702)	471,353

Total liabilities and shareholders’ deficit	$1,720,577	$1,636,271

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,		From Inception
	2013	2012	[October 8, 2008] to March 31, 2013
Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative	388,375	17	1,734,397
Research and development	282,162	-	282,162
Total operating expenses	670,537	17	2,016,559
Operating income/(loss)	(670,537)	(17)	(2,016,559)

Other income/(expenses):
Interest and other income	-	-	103
Interest expense	(18,205)	-	(21,328)
Transaction gains		-	7,795
(Loss) on sale of investment	-	-	(82,815)
Total other income/(expenses)	(18,205)	-	(96,245)
Net income/(loss) before tax	(688,742)	(17)	(2,112,804)
Income tax benefit	42,687	-	85,374
Net loss	(646,055)	(17)	(2,027,430)
Other Comprehensive Income
Foreign currency translation adjustment	-	(426)	73,471
Total Comprehensive Income (Loss)	(646,055)	(443)	(1,953,959)
Basic loss per share, basic and diluted	$ (0.01)	$ (0.00)
Basic weighted shares outstanding, basic and diluted	100,000,000	94,130,440

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31		From Inception
	2013	2012	[October 8, 2008] to March 31, 2013
Cash flows from operating activities:
Net income/(loss)	$ (646,055)	$ (17)	$ (2,027,430)
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	168,793	-	290,757
(Gain)/loss on sale of investments	-	-	82,815
Stock issued for services	-	-	150,000
Deferred tax benefit	(42,687)	-	(85,374)
(Increase)/decrease in inventory	(3,340)	-	(3,340)
(Increase)/decrease in long-term contract	45,464	-	(272,782)
(Increase)/decrease in prepaid expenses	(1,125)	-	(6,776)
(Increase)/decrease in security deposit	-	-	(9,117)
Increase/(decrease) in accounts payable and accruals	23,048	-	(127,524)
Net cash used in operating activities	(455,902)	(17)	(2,008,771)

Cash Flows from investing activities:
Purchase of fixed assets	(129,023)	-	(887,808)
Purchase of investments	-	-	(148,988)
Proceeds from sale of investments	-	-	75,461
Net cash used in investing activities	(129,023)	-	(961,335)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares			1
Shareholder contributions	-	-	1,485,778
Loan from convertible debt – related party	750,000	-	1,750,000
Loan from related parties	-	-	71,610
Payments made on shareholder loan	-	-	(71,610)
Net cash provided by financing activities	750,000	-	3,235,779
Effect of foreign exchange rate on changes in cash	-	31	65,202
Net increase (decrease) in cash and cash equivalents	165,075	14	330,875
Cash and cash equivalents, beginning of period	165,800	1,456	-
Cash and cash equivalents, end of period	330,875	$1,470	330,875
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0
Non-cash investing and financing activities: Issued stock for intangible assets			$500,636

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2012 financial statements.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note 2 -- Use of Estimates

The preparation of condensed consolidated financial statements under GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Note 3 – Going Concern

The Company has accumulated losses since inception, has a working capital deficit and has not yet been able to generate profits from operations. Operating capital has been raised through convertible debt from a shareholder. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to seek additional debt or equity financing. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 -- New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 5 -- Income Taxes

The Company accounts for income taxes under ASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its condensed balance sheet.

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income.  Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 6 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three month periods ended March 31, 2013, and 2012, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 7 -- Subsequent Events

In connection with preparing the unaudited financial statements for the three months ended March 31, 2013, the Company has evaluated subsequent events for potential recognition and disclosure and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

Plan of Operation

Oak Ridge

During 2013, we will continue to focus our efforts on improvements to our thin-film battery technology and the manufacturing process for our thin-film batteries.

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

Our technical team based at these facilities is predominately focused on:

•

Development of commercially scalable manufacturing processes for economically viable introduction of solid-state batteries to the international market. This includes current development work in collaboration with Mesdi Systems Incorporated.

•

Design and construction of a premium performance high-energy battery and development of high-energy battery manufacturing processes and complimentary lines.

•

Initial stages of thermal battery design and construction.

Carbon Strategic

Our efforts in 2013 will focus on becoming more diversified in the sustainable forestry business.

Carbon Strategic continues to hold one of the world’s largest portfolios of REDD Carbon Credit projects. International decision making at the United Nations level with regard to REDD carbon markets and projects has been slow and considered, but continues to progress. We expect that the signatory nations to the UNFCCC will finally agree to a UN regulated REDD Carbon market by 2015. In the meantime, the International Voluntary market for REDD Carbon Credits remains flat with the price of compliance carbon credits at all time lows.

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

Results of Operations

For the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012

During the three months ended March 31, 2013, we had $0 in revenue with general and administrative expenses of $388,375. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had $282,162 in research and development for total operating expenses of $670,537.  We had interest expense of $18,205 and income tax benefit of $42,687 for the three months ended March 31, 2013 for a net loss of $646,055, and a total comprehensive loss of $646,055.  For the period from inception on October 8, 2008, to March 31, 2013, we had a net loss of $2,027,430 and a total comprehensive loss of $1,953,959.

During the three months ended March 31, 2012, we had $0 in revenues with $17 attributable to general and administrative expenses for a net loss of $17 and total comprehensive loss of $443 after foreign currency translation adjustment of $426.

Liquidity and Capital Resources

At March 31, 2013, we had $330,875 in cash; and $250,000 remaining on our loan commitment from Newmark.

We incurred a net loss of $646,055 for the quarter ended March 31, 2013.  Cash on hand totaled $330,875.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain such financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We have secured a $2 million loan commitment to finance our business operations for the next 12 months from Newmark Investment Limited, our principal stockholder and the former owner of Carbon Strategic. $1,750,000 has been advanced to us to date.  The terms of the loan, which is not represented by a written instrument, include interest at 6% per annum; interest shall be paid quarterly on the principal then outstanding; the initial term of the loan will be 12 months from the date of first advance or November 2, 2012; the loan can be extended for another 12 months if we require additional time; the loan facility maximum period is 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, or March 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties.  We have engaged an in-house certified public accountant to address these weaknesses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth in our 8-K Current Report dated December 21, 2012, which was filed with the Securities and Exchange Commission on December 31, 2012, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.  See Item 6 for further reference to this 8-K Current Report.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None; not applicable.

Item 6 Exhibits.

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

Current Report on Form 8-K dated February 1, 2013, and filed with the Securities and Exchange Commission on February 7, 2013, regarding the services of Mesdi Systems Incorporated outlined in Part I, Item 2.

Current Report on Form 8-K dated December 21, 2012, and filed with the Securities and Exchange Commission on December 31, 2012, regarding the litigation outlined in Part II, Item 1.

Current Report on Form 8-K dated October 2, 2012, and filed with the Securities and Exchange Commission on October 9, 2012, and the amended Current Reports on Form 8-K/A filed with the Securities and Exchange Commission on October 12, 2012, December 31, 2012, and April 18, 2013, regarding the acquisition of Carbon Strategic Pte Ltd, a Singapore corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Oak Ridge Micro-Energy, Inc.

Date:	May 15, 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood, President and Director