Form 10-KT/A
period 2012-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2013-06-24
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A-1

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

Results of Operations

For the six month period ended December 31, 2012, and the fiscal years ended June 30, 2012, and 2011

During the six months ended December 31, 2012, we had $0 in revenue with General and Administrative expenses of $ 1,039,819 .  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had interest expense of $3,123 and $10 transaction gain for the six months ended December 31, 2012 , for a net loss of $ 1,042,932 , and a total comprehensive loss of $ 1,043,342 .  For the period from inception on October 8, 2008, to December 31, 2012, we had a net loss of $1, 764,287 and a total comprehensive loss of $1, 690,816 .

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

Liquidity and Capital Resources

At December 31, 2012, we had $165,800 in cash; and $ 1,000,000 remaining on our loan commitment from Newmark.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, FOR THE TWELVE MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008) THROUGH DECEMBER 31, 2012

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

TABLE OF CONTENTS

PAGES

Report of Independent Registered Public Accounting Firm

27

Consolidated Balance Sheets

28

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

        29

Consolidated Statements of Changes in Stockholders’ Deficit

     30

Consolidated Statements of Cash Flow

     31

Notes to the Consolidated Financial Statements

     32-41

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Oak Ridge Micro-Energy Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Micro-Energy Inc. as of December 31, 2012, June 30, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholder’s deficit, and cash flows for the six months ended December 31, 2012, and for the year s ended June 30, 2012 and 2011, and for the period from October 8, 2008 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  conolidated financial position of Oak Ridge Micro-Energy Inc. as of December 31, 2012, June 30, 2012 and 2011, and the  consolidated  results of its operations and its cash flows for the six months ended December 31, 2012 and for the years ended June 30, 2012 and 2011, and for the period from October 8, 2008 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 10 to the financial statements, the December 2012 financial statements have been restated to correct a misstatement.

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 19, 2013 , except for Note 10, which is dated June 12, 2013

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND 2011

	DECEMBER	JUNE	JUNE
	31, 2012	30, 2012	30, 2011
	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$ 165,800	$ 1,408	$ 1,600
Prepaid expenses	5,651	-	-
Total current assets	171,451	1,408	1,600

Property and equipment, net	758,785	-	-
Long-term contract	443,297	-	-
Security deposit	9,117	-	-

TOTAL ASSETS	$ 1,382,650	$ 1,408	$ 1,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accruals	$ 36,856	$ 18,875	$ 21,190
Related party convertible debt	1,000,000	-	-
Total current liabilities	1,036,856	18,875	21,190

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares	-	-	-
authorized, none issued and outstanding
Common stock - $0.001 par value, 200,000,000 shares	100,000	94,130	94,130
authorized, 100,000,000, 94,130,440 and 94,130,440 issued and outstanding at December 31, 2012, June 30, 2012 and June 30, 2011
Additional Paid-in Capital	1,936,610	535,877	523,550
Deficit accumulated during the development stage	(1,764,287)	(721,355)	(710,366)
Accumulated other comprehensive income (loss)	73,471	73,881	73,096
Total stockholders' equity (deficit)	345,794	(17,467)	(19,590)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,382,650	$ 1,408	$ 1,600

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, THE TWELVE MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008)  THROUGH DECEMBER 31, 2012

	Six months	Twelve months	Twelve months	From Inception
	ended	ended	ended	(October 8, 2008)
	DECEMBER	JUNE	JUNE	Through
	31, 2012	30, 2012	30, 2011	12/31/2012
	(Restated)			(Restated)
Revenue	$ -	$ -	$ -	$ -

Cost of service	-	-	-	-

Gross Income	-	-	-	-

Operating Expenses
General and administrative	1,039,819	11,002	13,312	1,686,247

Income (loss) from operations	(1,039,819)	(11,002)	(13,312)	(1,686,247)

Other income (loss)
Interest income	-	1	1	103
Interest expense	(3,123)	-	-	(3,123)
Transaction gains	10	12	3,516	7,795
(Loss) on sale of investment	-	-	(15,710)	(82,815)
Total other income (loss)	(3,113)	13	(12,193)	(78,040)

Income (loss) before tax	(1,042,932)	(10,989)	(25,505)	(1,764,287)
Income tax	-	-	-	-

Net income (loss)	$ (1,042,932)	$ (10,989)	$ (25,505)	$ (1,764,287)

Other Comprehensive Income
Foreign currency translation adjustment	(410)	785	(337)	73,471
Total Comprehensive Income (loss)	$ (1,043,342)	$ (10,204)	$ (25,842)	$ (1,690,816)

Earnings per share, basic and diluted	$ (0.01)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	96,810,022	94,130,440	94,130,440

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Restated)

FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2012

					Accum. Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Par Value	Paid-in Capital	Deficit	Income/(Loss)	Equity(Deficit)

Issued capital at inception	1	$ 1		$ -	$ -	$ 1
Recapitalization adjustment	94,130,439	94,129	(94,129)			-
Contributed capital			418,325			418,325
Net income (loss) for period		-		(8,268)		(8,268)
Foreign currency translation adjustment					31,269	31,269

Balance as at June 30, 2009	94,130,440	94,130	324,196	(8,268)	31,269	441,327

Contributed capital			199,354			199,354
Net income (loss) for period				(676,593)		(676,593)
Foreign currency translation adjustment					42,164	42,164

Balance as at June 30, 2010	94,130,440	94,130	523,550	(684,861)	73,433	6,252

Net income (loss) for period				(25,505)		(25,505)
Foreign currency translation adjustment					(337)	(337)

Balance as at June 30, 2011	94,130,440	94,130	523,550	(710,366)	73,096	(19,590)

Contributed capital			12,327			12,327
Net income (loss) for period				(10,989)		(10,989)
Foreign currency translation adjustment					785	785

Balance as at June 30, 2012	94,130,440	94,130	535,877	(721,355)	73,881	(17,467)
Acquisition of Oak Ridge	2,869,560	2,870	(52,870)			(50,000)
Contributed capital			856,603			856,603
Issued stock for separation	3,000,000	3,000	597,000			600,000
Net income (loss) for period				(1,042,932)		(1,042,932)
Foreign currency translation adjustment					(410)	(410)

Balance as at December 31, 2012	100,000,000	$ 100,000	$ 1,936,610	$(1,764,287)	$ 73,471	$ 345,794

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012, THE TWELVE MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008) THROUGH DECEMBER 31, 2012

	Six months	Twelve months	Twelve months
	ended	ended	ended	Inception
	DECEMBER	JUNE	JUNE	Through
	31, 2012	30, 2012	30, 2011	2012
	(Restated)			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,042,932)	$ (10,989)	$(25,505)	$(1,764,287)
Adjustment to reconcile net income/(loss)
to net cash used in operations:
Stock issued for services	600,000	-	-	600,000
Loss on sales of investment	-	-	15,710	82,815
Changes in prepaid expenses	(5,651)	-	-	(5,651)
Change in long-term contract	(443,297)			(443,297)
Changes in security deposit	(9,117)	-	-	(9,117)
Changes in accounts payable and accruals	(32,019)	(1,466)	6,772	(14,163)
Net cash used in operating activities	(933,016)	(12,455)	(3,023)	(1,553,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(758,785)	-	-	(758,785)
Purchase of investments	-	-	-	(148,988)
Proceeds from sale of investments	-	-	75,461	75,461
Net cash provided by (used in) investing activities	(758,785)	-	75,461	(832,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of ordinary shares				1
Shareholder contributions	856,603	12,327	-	1,486,609
Proceeds from convertible debt	1,000,000	-	-	1,000,000
Loan from related parties	-	-	-	71,610
Payments made on shareholder loan	-	-	(71,610)	(71,610)
Net cash provided by (used in) financing activities	1,856,603	12,327	(71,610)	2,486,610

Effect of foreign exchange rate on changes in cash	(410)	(64)	196	65,202
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,392	(192)	1,024	165,800
Cash and cash equivalents at the beginning of the period	1,408	1,600	576	-
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 165,800	$ 1,408	$ 1,600	$ 165,800
Supplemental cash flow information
Cash paid for income taxes	-	-	-	-
Cash paid for interest	-	-	-	-
Non-cash investing and financing activities
Accounts payable and accruals assumed in recapitalization	$ 50,000	$ -	$ -	$ 50,000

The accompanying notes form an integral part of these financial statements.

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of and should be read in conjunction with the accompanying accounts.

1.

Domicile and activities

Oak Ridge Micro-Energy, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986, under the laws of the state of Colorado.  In 2002, the Company acquired its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”). The Company’s principal operation has been the further development and commercialization of the rechargeable thin-film lithium battery.

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

On October 8, 2012, Carbon Strategic and its ultimate shareholder completed a Stock Purchase Agreement (SPA) with Oak Ridge.   The principal terms of the SPA were as follows: (i) the Company acquired all of the issued and outstanding shares of any class of Carbon Strategic, in consideration of the issuance of 94,130,440 shares of the Company’s common stock; (ii) Mark Meriwether, the Company’s sole director and executive officer was required to pay and/or compromise all outstanding debts of the Company in excess of $50,000 amounting to approximately $137,000, which was contemplated to include accounting and legal fees required to file the 10-Q Quarterly Report for the quarter ended September 30, 2012, and to pay the legal and filing fees to bring current any delinquent filings regarding the current patents or patents pending related to the Company’s thin-film battery technology that are or would become due through October, 2012; (iii) subject to the closing and reservation of sufficient funds to pay the outstanding liabilities of the Company, Mr. Meriwether was paid $150,000 and 3,000,000 shares of common stock of the Company for termination of an Employment Agreement Fee and $500,000 for entering into a two (2) year Consulting Agreement with the Company; (iv) the name of the Company remained as “Oak Ridge Micro-Energy, Inc.,” and its common stock continues to trade on the OTCBB under the trading symbol “OKME”; (v) Mr. Meriwether resigned as the President, Treasurer and the Secretary of the Company on closing, while remaining on the Board of Directors, and Jeffrey J. Flood, the Managing Director of Carbon Strategic, was elected to serve on the Board of Directors and to the positions of President, Treasurer and Secretary; (vi) and Mr. Flood would execute a one (1) year Employment Agreement with the Company at a salary yet to be determined.

The stock exchange transaction has been accounted for as a recapitalization of Carbon Strategic as Oak Ridge whereby Carbon Strategic is deemed to be the accounting acquirer (legal acquiree) and Oak Ridge to be the accounting acquiree (legal acquirer). A recapitalization is similar to a reverse acquisition, except that no goodwill or intangibles are recognized in the transaction. The accompanying consolidated financial statements are in substance those of Carbon Strategic, with the assets and liabilities, and revenues and expenses, of Oak Ridge being included from the date of the recapitalization transaction. Oak Ridge is deemed to be a continuation of the business of Carbon Strategic and its newly acquired subsidiaries. Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer for all periods are presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree are included from the date of stock exchange transaction forward.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Oak Ridge Micro-Energy, Inc. and  its wholly-owned subsidia ries , Carbon Strategic and Oak Ridge Nevada . All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

At December 31, 2012 and June 30, 2012 and 2011, property and equipment consisted of the following:

	12/31/2012	6/30/2012	6/30/2011
Equipment	$758,785	$ -	$ -
Less accumulated depreciation	-	-	-
	$758,785	$ -	$ -

The property and equipment acquired during the period ended December 31, 2012, has not yet been placed in service.

Thus, f or the periods ended December 31, 2012 and June 30, 2012 and 2011, depreciation expense was $0.

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

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

2.

Summary of significant accounting policies (Continued)

j)

Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method for warrants and options and the if converted method for convertible debt when the conversion is not dependent on a substantive non-market based contingency during the period. Accordingly, this presentation has been adopted for the periods presented.

The 94,130,440 common shares issued to Carbon Strategic former shareholders as a result of the reverse recapitalization described in Note 1 are assumed to have been outstanding since the beginning of the earliest period presented. The shares held by previous owners of Oak Ridge, which are deemed to be issued to acquire Oak Ridge, and shares issued for the consulting services provided as described in Note 4, are included from their date of issuance on October 8, 2012, on a weighted average basis. Potentially dilutive securities convertible into 5,000,000 shares of common stock were not included in the diluted earnings per share because the effects would be anti-dilutive.

3.

Income tax

Prior to the business combination described in Note 1, w e did not provide any current or deferred income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes consists of the following:

	12/31/2012	6/30/2012	6/30/2011
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Tax benefit	$-	$-	$-

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.

Income tax  (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	12/31/2012	6/30/2012	6/30/2011
Loss per books	$1,042,932	$10,989	$25,505
Tax at statutory rate (35%)	$365,026	$3,846	$8,927
Increase in valuation allowance	(365,026)	(3,846)	(8,927)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2012, June 30, 2012 or 2011 or since inception.  The net operating loss carry forward will expire in various years through 2029. This carry forward may be limited based upon the change in control resulting from the consummation of the business combination. Tax years since 2008 are open for examination by the relevant tax authorities.

4.

Common stock

The holders of ordinary shares are entitled to receive dividends as and when declared by the Company. All ordinary shares carry one vote per share without restrictions. The common shares have par value of $0.001.

Pursuant to the Stock Purchase Agreement, the Company issued 94,130,440 shares of common stock of the recapitalized Company in exchange for the one capital share of Carbon Strategic, which was issued at its inception.

As part of the Stock Purchase Agreement, the Company recorded the, then outstanding, 2,869,560 shares of common stock of Oak Ridge at $0 per share.  Concurrently, the Company recorded a cash contribution of $700,000 which was used to pay certain liabilities, consulting and other expenses of the agreement. Prior to closing of the Stock Purchase Agreement, Carbon Strategic owners contributed $156,603 as capital for the payment of expenses.

The Company also issued 3,000,000 shares of common stock to a consultant and shareholder, at its fair value at $0.20 per share for services. Accordingly, the Company recorded stock based compensation in the amount $600,000 during 2012.

5.

Going concern

The Company has accumulated losses from inception through December 31, 2012 of $1,764,287, has had negative cash flows from operating activities, and has not yet earned revenue from its planned principal operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.

Related party convertible debt

The Company has secured a $2 million verbal loan commitment to finance business operations for a 12 month period from Newmark Investment Limited, our principal stockholder and the former owner of Carbon Strategic.  The terms of the verbal notes include interest at 6% per annum; interest shall be paid quarterly on the principal then outstanding; the initial term of the loan will be 12 months from the date of first advance or November 2, 2012; the loan can be extended for another 12 months if we require additional time; the loan facility maximum period is 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”  As of December 31, 2012, the Company has accrued interest of $ 3,123 on advances of $1,000,000 .

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

The Company intends to vigorously defend this legal action and anticipates that counterclaims will be brought against the plaintiff on behalf of the defendants.  Discovery has commenced, with the taking of the deposition of the plaintiff, and there is a pending motion of the plaintiff requesting the court to grant a writ of attachment on the Company’s authorized and unissued common stock.  The Company is unable to predict an outcome of this litigation; consequently no provision has been accrued for this contingency.

8.

Lease commitment

The Company leases a facility in Melbourne, Florida which expires December 31, 2015. For the periods ended December 31, 2012, and June 30, 2012 and 2011, the Company paid no rent, respectively, inasmuch as the lease period is effective for calendar years 2013 through 2015.  As of December 31, 2012, the future minimum rental commitment under this lease was $265,829.

Year	Amount
2013	$67,814
2014	88,610
2015	109,405
Total	$ 265,829

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.

Change in year end

The Company has changed its fiscal year, which previously ended June 30, to end on December 31.  The following pro-forma information is presented to show the statement of operations as if the change had been effective as of January 1, 2012.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

	Six months	Six months	Twelve months
	ended	ended	ended
	JUNE	DECEMBER	DECEMBER
	30, 2012	31, 2012	31, 2012
	(UNAUDITED)

Revenue	$ -	$ -	$ -
Operating Expenses
General and administrative	9,227	1,039,819	1,049,046

Income (loss) from operations	(9,227)	(1,039,819)	(1,049,046)

Other income (loss)
Interest income	-	-	-
Interest expense	-	(3,123)	(3,123)
Transaction gains	13	10	23
(Loss) on sale of investment	-	-	-
Total other income (loss)	13	(3,113)	(3,100)

Income (loss) before tax	(9,214)	(1,042,932)	(1,052,146)
Income tax	-	-	-

Net income (loss)	$ (9,214)	$ (1,042,932)	$ (1,052,146)

Other Comprehensive Income
Foreign currency translation adjustment	-	(410)	(410)
Total Comprehensive Income (loss)	$ (9,214)	$ (1,043,342)	$ (1,052,556)

Earnings per share, basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average shares outstanding	94,130,440	96,810,022	95,470,231

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.

Restatement of previously issued financial statements

As of May 23, 2013 the Company concluded it needed to restate its audited financial statements for the period ended December 31, 2012, as contained in its Transition Report on Form 10-K, filed April 24, 2013.

The Company initially accounted for the Stock Purchase Agreement as a business combination through which it had allocated a portion of the cash proceeds to the value of intangible assets.  Further, a deferred tax liability was recorded as well as amortization of the intangible asset with a related tax benefit.  Upon further analysis and management discussion, it was determined that the Stock Purchase Agreement transaction should have been recorded as a recapitalization of Carbon Strategic, with no allocation to an intangible asset.  Additionally, an employment termination agreement had been recorded at $.05 per share, which should have been recorded at $.20 per share.  Below is a summary of changes in the accounts as a result of this restatement.

	Account
	Balance as	Account
	Originally	Balance as
	Presented	Restated	Change
Balance sheet
Intangible assets, net	$ 378,672	$ -	$ (378,672)
Long-term contract	318,246	443,297	125,051
Total assets	1,636,271	1,382,650	(253,621)
Deferred tax liability	128,062	-	(128,062)
Total current libilities	1,164,918	1,036,856	(128,062)
Additional paid-in capital	1,679,257	1,936,610	257,353
Deficit accumulated during the development stage	(1,381,375)	(1,764,287)	(382,912)
Total libilities and stockholders' equity	$ 1,636,271	$ 1,382,650	$ (253,621)

Statement of operations
General and administrative expense	$ 699,594	$ 1,039,819	$ 340,225
Loss before tax	(702,707)	(1,042,932)	(340,225)
Income tax benefit	42,687	-	(42,687)
Net loss	(660,020)	(1,042,932)	(382,912)
Total Comprehensive loss	$ (660,430)	$ (1,043,342)	$ (382,912)

Statement of cash flows
Net loss	$ (660,020)	$ (1,042,932)	$ (382,912)
Depreciation & amortization	121,964	-	(121,964)
Stock issued for services	150,000	600,000	450,000
Change in long-term contract	(318,246)	(443,297)	(125,051)
Deferred tax benefit	(42,687)	-	42,687
Changes in accounts payable and accruals	(168,428)	(32,019)	136,409
Shareholder contributions	$ 855,772	$ 856,603	$ 831

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

The Company has received additional related party convertible note advances of $250,000 in January and $500,000 in March of 2013.  The advances are for the purpose of providing working capital for the Company.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2012, our internal controls over financial reporting were not effective, as described above in the evaluation of our disclosure controls and procedures.

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

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class(1)
Common Stock	Newmark Investment Limited(2)	100,750,000 shares	92.64%

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	June 24, 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood
CEO, President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE MICRO-ENERGY, INC.

Date:	June 24, 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood
CEO, President, Secretary, Treasurer and Director

Date:	June 24, 2013	By:	/s/Mark L. Meriwether
Mark L. Meriwether
Vice President and Director