Form 10-Q/A
period 2013-03-31
OAK RIDGE MICRO-ENERGY INC
filed 2013-06-24
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

The consolidated financial statements in this amended Quarterly Report were restated to reflect the acquisition of Carbon Strategic Pte Ltd, a Singapore corporation, which was completed on October 8, 2013, as a recapitalization of the Company rather than a reverse acquisition of Carbon Strategic.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	Mar 31, 2013	Dec 31, 2012
Assets	(Restated)
Current assets
Cash	$330,875	$165,800
Prepaid expenses	6,776	5,651
Inventory	3,340	0
Total current assets	340,991	171,451

Fixed assets – net	845,239	758,785
Long-term contract	380,797	443,297
Deposit	9,117	9,117

Total assets	$1,576,144	$1,382,650

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	$59,904	$36,856
Related party convertible debt	1,750,000	1,000,000
Total current liabilities	1,809,904	1,036,856

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 200,000,000 shares Authorized, 100,000,000 issued and outstanding at March 31, 2013 and 100,000,000 at December 31, 2012	100,000	100,000
Additional paid-in capital	1,936,610	1,936,610
Deficit accumulated during the development stage	(2,343,841)	(1,764,287)
Accumulated other comprehensive income (loss)	73,471	73,471
Total Oak Ridge shareholders’ equity (deficit)	(233,760)	345,794

Total liabilities and shareholders’ deficit	$1,576,144	$1,382,650

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,		From Inception
	2013	2012	[October 8, 2008] to March 31, 2013
	(Restated)		(Restated)

Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative	279,187	17	1,965,434
Research and development	282,162	-	282,162
Total operating expenses	561,349	17	2,247,596
Operating income/(loss)	(561,349)	(17)	(2,247,596)

Other income/(expenses):
Interest and other income	-	-	103
Interest expense	(18,205)	-	(21,328)
Transaction gains		-	7,795
(Loss) on sale of investment	-	-	(82,815)
Total other income/(expenses)	(18,205)	-	(96,245)
Net income/(loss) before tax	(579,554)	(17)	(2,343,841)
Income tax benefit	-	-	-
Net loss	$ (579,554)	$ (17)	$ (2,343,841)
Other Comprehensive Income
Foreign currency translation adjustment	-	(426)	73,471
Total Comprehensive Income (Loss)	$ (579,554)	$ (443)	$ (2,270,370)
Basic loss per share, basic and diluted	$ (0.01)	$ (0.00)
Basic weighted shares outstanding, basic and diluted	100,000,000	94,130,440

See Accompanying Notes to the Financial Statements

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31		From Inception
	2013	2012	[October 8, 2008] to March 31, 2013
	(Restated)		(Restated)
Cash flow from operating activities:
Net income/(loss)	$ (579,554)	$ (17)	$ (2,343,841)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	42,569	-	42,569
(Gain)/loss on sale of investments	-	-	82,815
Stock issued for services	-	-	600,000
(Increase)/decrease in inventory	(3,340)	-	(3,340)
(Increase)/decrease in long-term contract	62,500	-	(380,797)
(Increase)/decrease in prepaid expenses	(1,125)	-	(6,776)
(Increase)/decrease in security deposit	-	-	(9,117)
Increase/(decrease) in accounts payable and accruals	23,048	-	8,885
Net cash from operating activities	(455,902)	(17)	(2,009,602)

Cash Flow from investing activities:
Purchase of fixed assets	(129,023)	-	(887,808)
Purchase of investments	-	-	(148,988)
Proceeds from sale of investments	-	-	75,461
Net cash from investing activities	(129,023)	-	(961,335)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares			1
Shareholder contributions	-	-	1,486,609
Loan from convertible debt – related party	750,000	-	1,750,000
Loan from related parties	-	-	71,610
Payments made on shareholder loan	-	-	(71,610)
Net cash from financing activities	750,000	-	3,236,610
Effect of foreign exchange rate on changes in cash	-	31	65,202
Net increase (decrease) in cash and cash equivalents	165,075	14	330,875
Cash and cash equivalents, beginning of period	165,800	1,456	-
Cash and cash equivalents, end of period	330,875	$1,470	330,875
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

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

Note 2 – Use of Estimates

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

Note 4 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 5 – Income Taxes

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

Note 7 – Restatement of previously audited financial statements

As of May 23, 2013 the Company concluded it needed to restate its financial statements for the period ended March 31, 2013, as contained in its 10-Q Quarterly Report, filed May 15, 2013.

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

	Account
	Balance as	Account
	Originally	Balance as
	Presented	Restated	Change
Balance sheet
Intangible assets, net	$ 252,448	$ -	$ (252,448)
Total assets	1,720,577	1,576,144	(144,433)

Deferred tax liability	85,375	-	(85,375)
Total current libilities	1,895,279	1,809,904	(85,375)
Additional paid-in capital	1,679,257	1,936,610	257,353
Deficit accumulated during the development stage	(2,027,430)	(2,343,841)	(316,411)
Total libilities and Stockholders' equity	1,720,577	1,576,144	(144,433)

Statement of operations
General and administrative expense	388,375	279,187	(109,188)
Loss before tax	(688,742)	(579,554)	109,188
Income tax benefit	42,687	-	(42,687)
Net loss	$ (646,055)	$ (579,554)	$ 66,501
Total Comprehensive loss	$ (646,055)	$ (579,554)	$ 66,501

Statement of cash flows
Depreciation & amortization	168,793	42,569	(126,224)

Note 8 – Subsequent Events

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

Results of Operations

For the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012

During the three months ended March 31, 2013, we had $0 in revenue with general and administrative expenses of $279,187. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had $282,162 in research and development for total operating expenses of $561,349.  We had interest expense of $18,205 for the three months ended March 31, 2013 for a net loss of $579,554, and a total comprehensive loss of $579,554.  For the period from inception on October 8, 2008, to March 31, 2013, we had a net loss of $2,343,841 and a total comprehensive loss of $2,270,370.

During the three months ended March 31, 2012, we had $0 in revenues with $17 attributable to general and administrative expenses for a net loss of $17 and total comprehensive loss of $443 after foreign currency translation adjustment of $426.

Liquidity and Capital Resources

At March 31, 2013, we had $330,875 in cash; and $250,000 remaining on our loan commitment from Newmark.

We incurred a net loss of $579,554 for the quarter ended March 31, 2013.  Cash on hand totaled $330,875.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain such financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We have secured a $2 million loan commitment to finance our business operations for the next 12 months from Newmark Investment Limited, our principal stockholder and the former owner of Carbon Strategic.

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
Jeffrey J. Flood, President and Director