Form 10-KT/A
period 2012-12-31
OAK RIDGE MICRO-ENERGY INC
filed 2013-07-31
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A- 2

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

Documents Incorporated by Reference

See Part IV, Item 15.

EXPLANATORY NOTE

We are amending this Transition Report on Form 10KT/A-2 to change Note 9 of the financial statements to remove the pro forma financial statements on page 39 and to correct the period referenced on Exhibit 32.

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

Results of Operations

For the six month period ended December 31, 2012, and the fiscal years ended June 30, 2012, and 2011

During the six months ended December 31, 2012, we had $0 in revenue with General and Administrative expenses of $1,039,819.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had interest expense of $3,123 and $10 transaction gain for the six months ended December 31, 2012, for a net loss of $1,042,932, and a total comprehensive loss of $1,043,342.  For the period from inception on October 8, 2008, to December 31, 2012, we had a net loss of $1,764,287 and a total comprehensive loss of $1,690,816.

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

Liquidity and Capital Resources

At December 31, 2012, we had $165,800 in cash; and $1,000,000 remaining on our loan commitment from Newmark.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Micro-Energy Inc. as of December 31, 2012, June 30, 2012 and 2011, and the results of its operations and its cash flows for the six months ended December 31, 2012 and for the years ended June 30, 2012 and 2011, and for the period from October 8, 2008 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 19, 2013, except for Note 10, which is dated June 12, 2013

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

OAK RIDGE MICRO-ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Restated)

FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2012

					Accum. Other
	Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Par Value	Paid-in Capital	Deficit	Income/(Loss)	Equity(Deficit)

Issued capital at inception	1	$ 1		$ -	$ -	$ 1
Recapitalization adjustment	94,130,439	94,129	(94,129)			-
Contributed capital			418,325			418,325
Net income (loss) for period		-		(8,268)		(8,268)
Foreign currency translation adjustment					31,269	31,269

Balance as at June 30, 2009	94,130,440	94,130	324,196	(8,268)	31,269	441,327

Contributed capital			199,354			199,354
Net income (loss) for period				(676,593)		(676,593)
Foreign currency translation adjustment					42,164	42,164

Balance as at June 30, 2010	94,130,440	94,130	523,550	(684,861)	73,433	6,252

Net income (loss) for period				(25,505)		(25,505)
Foreign currency translation adjustment					(337)	(337)

Balance as at June 30, 2011	94,130,440	94,130	523,550	(710,366)	73,096	(19,590)

Contributed capital			12,327			12,327
Net income (loss) for period				(10,989)		(10,989)
Foreign currency translation adjustment					785	785

Balance as at June 30, 2012	94,130,440	94,130	535,877	(721,355)	73,881	(17,467)
Acquisition of Oak Ridge	2,869,560	2,870	(52,870)			(50,000)
Contributed capital			856,603			856,603
Issued stock for separation	3,000,000	3,000	597,000			600,000
Net income (loss) for period				(1,042,932)		(1,042,932)
Foreign currency translation adjustment					(410)	(410)

Balance as at December 31, 2012	100,000,000	$ 100,000	$ 1,936,610	$ (1,764,287)	$ 73,471	$ 345,794

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Oak Ridge Micro-Energy, Inc. and  its wholly-owned subsidiaries, Carbon Strategic and Oak Ridge Nevada. All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

OAK RIDGE MICRO-ENERGY, INC.

Date:	July 31 , 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood
CEO, President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE MICRO-ENERGY, INC.

Date:	July 31 , 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood
CEO, President, Secretary, Treasurer and Director

Date:	July 31 , 2013	By:	/s/Mark L. Meriwether
Mark L. Meriwether
Vice President and Director