Form 10-Q
period 2013-06-30
OAK RIDGE MICRO-ENERGY INC
filed 2013-08-14
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 7, 2013 – 100,000,000 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oak Ridge Micro-Energy, Inc., a Colorado corporation and its subsidiaries, Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”), and Carbon Strategic Pte Ltd, a Singapore corporation (“Carbon Strategic”), unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	Jun 30, 2013	Dec 31, 2012
Assets	(Unaudited)
Current assets
Cash	$11,475	$165,800
Investments	5,000	-
Prepaid expenses	8,526	5,651
Inventory	3,340	-
Total current assets	28,341	171,451

Fixed assets – net	858,058	758,785
Long-term contract	318,297	443,297
Deposit	11,910	9,117

Total assets	$1,216,606	$1,382,650

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	$208,516	$36,856
Related party convertible debt	1,950,000	1,000,000
Total current liabilities	2,158,516	1,036,856

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 200,000,000 shares authorized 100,000,000 issued and outstanding at June 30, 2013 and 100,000,000 at December 31, 2012	100,000	100,000
Additional paid-in capital	1,936,610	1,936,610
Deficit accumulated during the development stage	(3,051,991)	(1,764,287)
Accumulated other comprehensive income (loss)	73,471	73,471
Total Oak Ridge shareholders’ deficit	(941,910)	345,794

Total liabilities and shareholders’ deficit	$1,216,606	$1,382,650

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception [October 8, 2008] to June 30,
	2013	2012	2013	2012	2013
Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	286,146	9,210	565,333	9,227	2,251,580
Research and development	394,971	-	677,133	-	677,133
Total operating expenses	681,117	9,210	1,242,466	9,227	2,928,713
Operating income/(loss)	(681,117)	(9,210)	(1,242,466)	(9,227)	(2,928,713)

Other income/(expenses):
Interest and other income	-	-	-	-	103
Interest expense	(27,033)	-	(45,238)	-	(48,361)
Transaction gains	-	13	-	13	7,795
(Loss) on sale of investment	-	-	-	-	(82,815)
Total other income/(expenses)	(27,033)	13	(45,238)	13	(123,278)
Net income/(loss) before tax	(708,150)	(9,197)	(1,287,704)	(9,214)	(3,051,991)
Income tax benefit	-	-	-	-	-
Net loss	$ (708,150)	$ (9,197)	$ (1,287,704)	$ (9,214)	$ (3,051,991)
Other Comprehensive Income
Foreign currency translation adjustment	-	-	-	(426)	73,471
Total Comprehensive Income (Loss)	$ (708,150)	$ (9,197)	$ (1,287,704)	$ (9,640)	$ (2,978,520)
Basic loss per share, basic and diluted	($0.01)	($0.00)	($0.01)	($0.00)
Basic weighted shares outstanding, basic and diluted	100,000,000	94,130,440	100,000,000	94,130,440

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From Inception [October 8, 2008] to June 30,
	2013	2013	2013
Cash flow from operating activities:
Net income/(loss)	$ (1,287,704)	$(9,214)	$ (3,051,991)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	89,876	-	89,876
(Gain)/loss on sale of investments	-	-	82,815
Stock issued for services	-	-	600,000
(Increase)/decrease in inventory	(3,340)	-	(3,340)
(Increase)/decrease in long-term contract	125,000	-	(318,297)
(Increase)/decrease in prepaid expenses	(2,875)	-	(8,526)
(Increase)/decrease in security deposit	(2,793)	-	(11,910)
Increase/(decrease) in accounts payable and accruals	171,660	(3,142)	157,497
Net cash used in operating activities	(910,176)	(12,356)	(2,463,876)

Cash Flow from investing activities:
Purchase of fixed assets	(189,149)	-	(947,934)
Purchase of investments	(5,000)	-	(153,988)
Proceeds from sale of investments	-	-	75,461
Net cash used in investing activities	(194,149)	-	(1,026,461)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	-	-	1
Shareholder contributions	-	-	1,486,609
Loan from convertible debt – related party	950,000	-	1,950,000
Loan from related parties	-	12,277	71,610
Payments made on shareholder loan	-	-	(71,610)
Net cash provided by financing activities	950,000	12,277	3,436,610
Effect of foreign exchange rate on changes in cash	-	31	65,202
Net increase (decrease) in cash and cash equivalents	(154,325)	(48)	11,475
Cash and cash equivalents, beginning of period	165,800	1,456	-
Cash and cash equivalents, end of period	11,475	1,408	11,475
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

See Accompanying Notes to the Financial Statements.

Oak Ridge Micro-Energy, Inc.

(Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2012, financial statements.  Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The tax years 2010 through 2012 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and six month periods ended June 30, 2013, and 2012, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 7 – Subsequent Events

In connection with preparing the unaudited financial statements for the three months ended June 30, 2013, the Company has evaluated subsequent events for potential recognition and disclosure and determined that the following subsequent events occurred and require recognition or disclosure.

Effective July 1, 2013, the Company entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) whereby it sold 13,888,888 shares of its common stock comprised of “restricted securities” defined under Securities and Exchange Commission Rule 144 in consideration of an aggregate sum of $2,500,000 or approximately $0.18 per share.  Jeffrey J. Flood, the Company's President, Secretary, Treasurer and a director, is a director and 50% owner of the subscriber; he introduced the subscriber to the Company, though he did not participate in the subscriber’s Board’s decision to execute and deliver the Subscription Agreement.

On August 1, 2013, the Company entered into an Employment Agreement with its newly designated Chief Technology Officer (“CTO”).  The Employment Agreement is for a term of two years; requires substaintially all of the CTO’s working time and efforts to be related to the business of the Company; provides for annual compensation of $177,000; provides for participation in a yet to be structured stock option plan consistent with awards made to other employees of similar stature; participation in all employee benefits provided to certain other employees, including health medical and dental insurance; four weeks vacation per each year of employment; one-year non-competition provisions; termination at death, disability or for cause; and with Company indemnification for actions taken on behalf of the Company under such employment to the fullest extent allowed under the Florida Business Corporation Act, with Florida law to govern the Employment Agreement, among other provisions.

The Company has also resolved to change its name to “Oak Ridge Energy Technologies, Inc.,” to be effective on August 21, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oak Ridge Micro-Energy, Inc., a Colorado corporation and its subsidiary, Carbon Strategic Pte Ltd, a Singapore corporation (“Carbon Strategic”), unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

We are now actively investigating and considering expanding the use of our mid-scale production facilities and increasing our revenue opportunities and building on the substantial technical and operational skills of our current management and consulting personnel, with a view to:

•

the potential to expand our operations and development pathway to include other complementary battery and energy technologies;

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

Results of Operations

For the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012

During the three months ended June 30, 2013, we had $0 in revenue with general and administrative expenses of $286,146. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $394,971 in research and development for total operating expenses of $681,117.  We had interest expense of $27,033 for the three months ended June 30, 2013, for a net loss of $708,150, and a total comprehensive loss of $708,150.  For the period from inception on October 8, 2008, to June 30, 2013, we had a net loss of $3,051,991 and a total comprehensive loss of $2,978,520.

During the three months ended June 30, 2012, we had $0 in revenues, with $9,210 attributable to general and administrative expenses, with $13 in transaction gains, for a net loss of $9,197 and total comprehensive loss of $9,197.

The increases in general and administrative expenses and research and development costs during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, were the result of our focus on equipping and assembling our manufacturing facility in Melbourne, Florida, and research and development related to our equipment and thin-film battery and other related energy technology.  None of these operations were conducted during the three months ended June 30, 2012.

For the six month period ended June 30, 2013, compared to the six month period ended June 30, 2012

During the six months ended June 30, 2013, we had $0 in revenue with general and administrative expenses of $565,333. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $677,133 in research and development for total operating expenses of $1,242,466.  We had interest expense of $45,238 for the six months ended June 30, 2013, for a net loss of $1,287,704, and a total comprehensive loss of $1,287,704.

During the six months ended June 30, 2012, we had $0 in revenues, with $9,227 attributable to general and administrative expenses, for a net loss of $9,227, we had transaction gains of $13 for a net loss before foreign currency transactions of $9,214 and total comprehensive loss of $9,640, after foreign currency translation adjustment of $426.

The increases in general and administrative expenses and research and development costs during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, were the result of our focus on equipping and assembling our manufacturing facility in Melbourne, Florida, and research and development related to our equipment and thin-film battery and other related energy technology.  None of these operations were conducted during the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had $11,475 in cash; and $50,000 remaining on our loan commitment from Newmark.

We incurred a net loss of $708,150 for the quarter ended June 30, 2013.  Cash on hand totaled $11,475.  We are seeking additional debt or equity financing.  We can provide no assurances that if additional funds are needed by us that we will be able to obtain such financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We have secured a $2 million loan commitment to finance our business operations for the next 12 months from Newmark Investment Limited, our principal stockholder and the former owner of Carbon Strategic.  $1,950,000 has been advanced to us to date.  The terms of the loan, which is not represented by a written instrument, include interest at 6% per annum; interest shall be paid quarterly on the principal then outstanding; the initial term of the loan will be 12 months from the date of first advance or November 2, 2012; the loan can be extended for another 12 months if we require additional time; the loan facility maximum period is 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”

Effective July 1, 2013, we entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) whereby we sold 13,888,888 shares of our common stock comprised of “restricted securities” defined under Securities and Exchange Commission Rule 144 in consideration of an aggregate sum of $2,500,000 or approximately $0.18 per share.  Jeffrey J. Flood, our President, Secretary, Treasurer and a director, is a director and 50% owner of the subscriber; he introduced the subscriber to us, though he did not participate in the subscriber’s Board’s decision to execute and deliver the Subscription Agreement.  See Part II, Item 2.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, or June 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties.  We have engaged an in-house certified public accountant to address these weaknesses.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, we have engaged an in-house certified public accountant to address certain weaknesses management has recognized in our internal controls and procedures.

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

The Company and the defendants directly associated with it or its directors and executive officers will vigorously defend this legal action and anticipate that counterclaims will be brought against the plaintiff on behalf of these defendants.  The deposition of the plaintiff has been taken; and the plaintiff has filed a Motion for a Writ of Attachment respecting shares of our common stock, based upon his claims, and it is anticipated that a hearing will be held shortly on the plaintiff’s Writ of Attachment.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective July 1, 2013, we entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) whereby Precept Fund Management Segregated Portfolio Corporation, of George Town, Grand Cayman, Cayman Islands (“Precept”), subscribed to purchase 13,888,888 shares of our common stock comprised of “restricted securities” defined under Securities and Exchange Commission (the “SEC”) Rule 144 in consideration of an aggregate of $2,500,000 or approximately $0.18 per shares.  Jeffrey J. Flood, our President, Secretary, Treasurer and a director, is a director and 50% owner of the subscriber; he introduced the subscriber to us, though he did not participate in the subscriber’s Board’s decision to execute and deliver the Subscription Agreement.  These shares were offered and sold pursuant to an exemption from registration under the Securities Act, under Sections 4(2) and 4(6) thereof and SEC Regulation D and SEC Rule 506 and SEC Regulation S as applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

On August 1, 2013, we entered into an Employment Agreement with our newly designated Chief Technology Officer (“CTO”), Craig Nelson.  The Employment Agreement is for a term of two years; requires substaintially all of the CTO’s working time and efforts to be related to the business of the Company; provides for annual compensation of $177,000; provides for participation in a yet to be structured stock option plan consistent with awards made to other employees of similar stature; participation in all employee benefits provided to certain other employees, including health medical and dental insurance; four weeks vacation per each year of employment; one-year non-competition provisions; termination at death, disability or for cause; and with Company indemnification for actions taken on our behalf under such employment to the fullest extent allowed under the Florida Business Corporation Act, with Florida law to govern the Employment Agreement, among other provisions.

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

Oak Ridge Micro-Energy, Inc.

Date:	August 14, 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood, CEO, President, Secretary, Treasurer (acting CFO) and Director

Date:	August 14, 2013	By:	/s/Mark Meriwether
Mark Meriwether, Vice President and Director