Form 10-Q
period 2013-09-30
Oak Ridge Energy Technologies, Inc.
filed 2013-11-19
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-50032

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3046 East Brighton Place

Salt Lake City, UT 84121

 (Address of Principal Executive Offices)

(801) 201-7635

(Registrant’s Telephone Number, including area code)

Oak Ridge Micro-Energy, Inc.

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 18, 2013 – 113,888,888 shares of common stock (does not include shares issuable that are outlined in Note 9 of the Registrant’s Condensed Consolidated Financial Statements that are included in this Quarterly Report, and which shares are also referenced in Part II, Item 2).

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oak Ridge Energy Technologies, Inc., a Colorado corporation and its subsidiaries, Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”), and Carbon Strategic Pte Ltd, a Singapore corporation (“Carbon Strategic”), unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

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

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Registrant.

Oak Ridge Energy Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	Sep 30, 2013	Dec 31, 2012
Assets	(Unaudited)
Current assets
Cash	$907,469	$165,800
Investments	5,000	-
Prepaid expenses	82,086	5,651
Inventory	4,340	-
Total current assets	998,895	171,451

Fixed assets – net	1,268,427	758,785
Long-term contract	255,797	443,297
Deposit	11,910	9,117

Total assets	$2,535,029	$1,382,650

Liabilities and Shareholders’ Equity
Accounts payable and accruals	$517,323	$36,856
Related party convertible debt	2,000,000	1,000,000
Total current liabilities	2,517,323	1,036,856

Shareholders’ Equity
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 200,000,000 shares authorized 113,888,888 (plus 200,000 shares authorized to be issued but not yet issued) issued and outstanding at Sept. 30, 2013 and 100,000,000 at December 31, 2012	114,089	100,000
Additional paid-in capital	4,486,504	1,936,610
Deficit accumulated during the development stage	(4,656,358)	(1,764,287)
Accumulated other comprehensive income (loss)	73,471	73,471
Total Oak Ridge shareholders’ equity	17,706	345,794

Total liabilities and shareholders’ equity	$2,535,029	$1,382,650

See Accompanying Notes to the Financial Statements

Oak Ridge Energy Technologies, Inc.

 (A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30		From Inception [October 8, 2008] to Sep 30,
	2013	2012	2013	2012	2013
Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	986,796	20,003	1,552,130	59,708	3,238,377
Research and development	583,271	-	1,260,404	-	1,260,404
Total operating expenses	1,570,067	20,003	2,812,534	59,708	4,498,781
Operating income/(loss)	(1,570,067)	(20,003)	(2,812,534)	(59,708)	(4,498,781)

Other income/(expenses):
Interest and other income	-	-	-	-	103
Interest expense	(34,299)	(215)	(79,537)	(651)	(82,660)
Transaction gains	-	-	-	-	7,795
(Loss) on sale of investment	-	-	-	-	(82,815)
Total other income/(expenses)	(34,299)	(215)	(79,537)	(651)	(157,577)
Net income/(loss) before tax	(1,604,366)	(20,218)	(2,892,071)	(60,359)	(4,656,358)
Income tax benefit	-	-	-	-	-
Net loss	$(1,604,366)	$ (20,218)	$ (2,892,071)	$ (60,359)	$ (4,656,358)
Other Comprehensive Income
Foreign currency translation adjustment	-	380	-	1,138	73,471
Total Comprehensive Income (Loss)	$(1,604,366)	$ (19,838)	$ (2,892,071)	$ (59,221)	$ (4,582,887)
Basic loss per share, basic and diluted	($0.01)	$0.00	($0.03)	$0.00
Basic weighted shares outstanding, basic and diluted	113,888,888	94,130,440	104,747,904	94,130,440

See Accompanying Notes to the Financial Statements

Oak Ridge Energy Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception [October 8, 2008] to September 30,
	2013	2012	2013
Cash flow from operating activities:
Net income/(loss)	$ (2,892,071)	$(60,359)	$ (4,656,358)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	153,759	7,627	153,759
(Gain)/loss on sale of investments	-	-	82,815
Stock issued for services	64,000	-	664,000
(Increase)/decrease in inventory	(4,340)	-	(4,340)
(Increase)/decrease in long-term contract	187,500	-	(255,797)
(Increase)/decrease in prepaid expenses	(76,435)	-	(82,086)
(Increase)/decrease in security deposit	(2,793)	-	(11,910)
Increase/(decrease) in accounts payable and accruals	480,467	37,255	402,305
Net cash used in operating activities	(2,089,913)	(15,477)	(3,707,612)

Cash Flow from investing activities:
Purchase of fixed assets	(663,401)	-	(1,358,187)
Purchase of investments	(5,000)	-	(153,988)
Proceeds from sale of investments	-	-	75,461
Net cash used in investing activities	(668,401)	-	(1,436,714)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	-	-	1
Proceeds from private placement	2,499,983	-	3,986,592
Loan from convertible debt – related party	1,000,000	-	2,000,000
Loan from related parties	-	15,477	71,610
Payments made on shareholder loan	-	-	(71,610)
Net cash provided by financing activities	3,499,983	15,477	5,986,593
Effect of foreign exchange rate on changes in cash	-	-	65,202
Net increase (decrease) in cash and cash equivalents	741,669	-	907,469
Cash and cash equivalents, beginning of period	165,800	-	-
Cash and cash equivalents, end of period	907,469	-	907,469
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

See Accompanying Notes to the Financial Statements.

Oak Ridge Energy Technologies, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2012, financial statements.  Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The tax years 2009 through 2012 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and nine month periods ended September 30, 2013, and 2012, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 7 – Common Stock

Effective July 1, 2013, the Company entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) whereby it sold 13,888,888 shares of its common stock comprised of “restricted securities” defined under Securities and Exchange Commission Rule 144 in consideration of an aggregate sum of $2,500,000 or approximately $0.18 per share.

On July 1, 2013, the Company entered into an Employment Agreement with a director of communications and public relations.  The Employment Agreement is for a term of two years and provides for annual compensation of $114,000, payable in monthly installments, starting July 1, 2013; a signing bonus of $30,000; and 200,000 shares of our common stock comprised of “restricted securities” under Securities and Exchange Commission Rule 144, of which 90,000 shares were issuable on execution of the Employment Agreement.  Mr. Floor will also receive, after nine months, 200,000 warrants to purchase an additional 200,000 shares and after 15 months an additional 200,000 warrants to purchase an additional 200,000 shares, all “restricted securities,” at a reasonable price to be determined by the Company and Mr. Floor.  The warrants will have a “cashless” exercise feature.  Mr. Floor is to receive employee benefits provided to certain other employees, including health medical and dental insurance; three weeks vacation per each year of employment; is subject to one-year non-competition provisions; termination of the Employment Agreement at death, disability or for cause; and with Company indemnification for actions taken on our behalf under such employment to the fullest extent allowed under the Utah Revised Business Corporation Act, with Utah law to govern the Employment Agreement, among other provisions.  To date, the shares have not been issued, though they are reflected in the balance sheet, and the signing bonus has not been paid.

Note 8 -- Related party convertible debt

The Company secured a $2 million loan commitment to finance business operations for a 12 month period from Newmark Investment Limited (“Newmark”), our principal stockholder and the former owner of Carbon Strategic.  The terms of the debt include interest at 6% per annum; interest shall be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan can be extended for another 12 months if we require additional time; the loan facility maximum period is 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share.  As of September 30, 2013, the Company has accrued interest of $82,660 on advances of $2,000,000.  The Company has not paid any interest on the debt and is currently in the process of negotiating an extension of the term.

Note 9 – Subsequent Events

The Company has evaluated subsequent events for potential recognition and disclosure up to the date the condensed consolidated financial statements were issued and determined that the following subsequent events occurred and require recognition or disclosure.

The Company executed on October 28, 2013, a Financial Services Agreement (the “Agreement”) with Silveron Capital Partners (“Silveron”), dated October 18, 2013, and effective September 1, 2013, under which Silveron will provide the Company with services, among others, of preparing a financial forecast and cash flow models consistent with the Company’s business plan; assist in developing internal accounting and operational controls; the development of a consistent reporting system and process for monthly cash management; assisting staff in reviewing, processing and obtaining proper approval for Company expenditures; coordinating invoices of vendors, suppliers, employees and others; transitioning accounting issues from the Salt Lake City, Utah, office, to the Melbourne, Florida, office; and assisting in strategic planning of strategic acquisitions.  The term of the Agreement was to be from September 1, 2013, to December 31, 2013; however, the parties have agreed that the term of the Agreement will end on November 30, 2013.  Compensation of $7,000 will be paid for the month of September, 2013, and $10,000 for each month under the Agreement thereafter through November 30, 2013.  There are miscellaneous provisions about the correctness of information provided by the Company; method of payment of invoices for services; governing law (Texas); and indemnification of Silveron.  This Agreement is considered to be a “related party” agreement by reason of its affiliation with Bryan Urban, a person who was one of the Company’s directors at the time of the execution of the Agreement.  Mr. Urban resigned from the Board of Directors on November 11, 2013.

The Company and other related and unrelated parties have agreed to entered into a Settlement Agreement effective as of October 30, 2013, whereby all alleged claims or other claims of any kind to the date of the Settlement Agreement of all parties to the legal proceedings commenced by Roger P. Lund in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 120908658, naming as the defendants, the Company; Jeffrey J. Flood, the Company’s President and a director; Mark Meriwether, the Company’s Vice President and a director, and certain family members and associated entities of Mr. Meriwether or his spouse (the “Meriwether Parties” [relief defendants who may have received any funds paid to Mr. Meriwether as a result of Mr. Lund’s alleged services]); Oak Ridge Micro-Energy, Inc., a Nevada corporation and the Company’s wholly-owned subsidiary; and David W. Floor (“Floor’), a stockholder who has since been engaged by the Company as its Investor Relations consultant, along with “Does 1-5,” the latter being persons whose identities were said to be unknown to Mr. Lund at the time of the filing of the action, but whom Mr. Lund believed may be liable under the claims  Mr. Lund had alleged and whom Mr. Lund may have been named in the action at a later date (no additional persons were named as defendants).  The Company agreed to pay $50,000; and issue 350,000 shares of its common stock comprised of “restricted securities” under Securities and Exchange Commission Rule 144, with these shares being subject to a twelve (12) month lock-up and a subsequent 1/6th per month cumulative leak-out commencing at the end of the twelve (12) month lock-up.  The Company also waived any interest in 140,000 shares previously purchased from Mr. Meriwether by Mr. Lund as alleged in this legal proceeding, and agreed that those shares were freely tradeable shares.  Mr. Lund and Mr. Floor also agreed that Mr. Floor would receive 65,000 of these 140,000 shares from Mr. Lund in settlement of Mr. Floor’s claims against Mr. Lund.

The Company has accrued a liability for this settlement for $365,000 ($50,000 plus 350,000 shares at $0.90 per share) as of September 30, 2013.

Effective November 6, 2013, Newmark demanded full payment of its loan, along with $93,575 in accrued interest and advised that it was not renewing the loan.  This demand was withdrawn by Newmark, without prejudice, on November 11, 2013.  Concurrently with Newmark’s demand for our payment of its loan, the lender of these funds to Newmark made a demand of Newmark for repayment of its loan to Newmark on November 6, 2013.  We have no knowledge as to whether that demand is still outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oak Ridge Energy Technologies, Inc., a Colorado corporation, and its subsidiaries, Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”), and Carbon Strategic Pte Ltd, a Singapore corporation (“Carbon Strategic”), unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

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

Plan of Operation

Oak Ridge

During 2013, we completed the construction and assembly of our Melbourne, Florida, Pilot Lithium Ion Cell Manufacturing facility, as well as our Solid State battery development laboratory.

The dryboxed (moisture proofed) manufacturing lines for prismatic cell manufacturing have been put in place and are now being fitted out with the required manufacturing and packaging stations to enable small to mid-scale commercial production of flat pack lithium ion cells.

These facilities have also been fully equipped to develop and manufacture large format cylindrical cells, and allow continued research and development of solid-state cells, high-energy cells, battery modules made from these cells and other advanced energy storage technologies.

Our technical team based at these facilities is predominately focused on:

•

Development of commercially scalable manufacturing processes for economically viable introduction of solid-state batteries to the international market. This includes current development work in collaboration with Mesdi Systems Incorporated.

•

Development and deployment of our large format cylindrical manufacturing line for the market introduction of up to 90Amp hour cells.

•

Design and construction of premium performance prismatic lithium ion cells, as well as development of high-energy cell manufacturing processes and complimentary lines, with evaluation samples being shipped to customers in 4Q13.

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

Results of Operations

For the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012

During the three months ended September 30, 2013, we had $0 in revenue with general and administrative expenses of $985,796.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $583,271 in research and development costs, for total operating expenses of $1,570,067.  We had interest expense of $34,299 for the three months ended September 30, 2013, for a net loss of $1,604,366, and a total comprehensive loss of $1,604,366.  For the period from inception on October 8, 2008, to September 30, 2013, we had a net loss of $4,656,358 and a total comprehensive loss of $4,582,887.

During the three months ended September 30, 2012, we had $0 in revenues, with $20,003 attributable to general and administrative expenses, with $215 in interest expense, for a net loss of $20,218.  We had $380 in foreign currency translation adjustments, for a total comprehensive loss of $19,838.

The increases in general and administrative expenses and research and development costs during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, were the result of our focus on equipping and assembling our manufacturing facility in Melbourne, Florida, and research and development related to our equipment and thin-film battery and other related energy technology.  None of these operations were conducted during the three months ended September 30, 2012.

For the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012

During the nine months ended September 30, 2013, we had $0 in revenue with general and administrative expenses of $1,552,130.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $1,260,404 in research and development for total operating expenses of $2,812,534.  We had interest expense of $79,537 for the nine months ended September 30, 2013, for a net loss of $2,892,071, and a total comprehensive loss of $2,892,071.

During the nine months ended September 30, 2012, we had $0 in revenues, with $59,708 attributable to general and administrative expenses, with $651 in interest expense, for a net loss of $60,359.  We had foreign currency translation adjustment of $1,138 for a total comprehensive loss of $59,221.

The increases in general and administrative expenses and research and development costs during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, were the result of our focus on equipping and assembling our manufacturing facility in Melbourne, Florida, and research and development related to our equipment and thin-film battery and other related energy technology.  None of these operations were conducted during the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had $907,469 in cash.

We incurred a net loss of $1,604,366  for the quarter ended September 30, 2013.  Cash on hand totaled $907,469.  We are seeking additional debt or equity financing.  We can provide no assurances that we will be able to obtain such financing.  Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  We secured a $2 million loan commitment to finance our business operations for 12 months from Newmark.  The entire $2,000,000 has been advanced to us to date.  The terms of the loan, which are not represented by a written instrument, include interest at 6% per annum; interest to be  paid quarterly on the principal then outstanding; an initial loan term of 12 months from the date of first advance or November 2, 2012; the loan could be extended foranother 12 months if we required additional time; the loan facility maximum period was 24 months from the date of first advance; the total loan or part of the loan can be converted to fully-paid shares of common stock of the Company at Newmark’s request at the end of loan period; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which was the approximate trading price of our common stock on the date of the first advance under the loan.  There is now and was on November 2, 2012, a limited trading volume on the OTCBB for our common stock under the trading symbol “OKME.”  We did not pay, but accrued, the quarterly interest payments on the Newmark loan, payment for which, with accrued interest, was demanded by Newmark on November 6, 2013, and withdrawn on November 11, 2013.  Concurrently with Newmark’s demand for our payment of its loan, the lender of these funds to Newmark made a demand of Newmark for repayment of its loan to Newmark on November 6, 2013.  We have no knowledge as to whether that demand is still outstanding.  We believe the Newmark loan is renewable at our option.  We are in current discussions with Newmark regarding the interest payments, the expected renewal of the loan or additional time to repay this loan.  If we are not successful in any of these efforts, we may have to curtail our business operations; and these circumstances may prohibit us from raising additional funding for our operations on favorable terms or at all.  See Note 9 of our Condensed Consolidated Financial Statements that accompany this Quarterly Report.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended September 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, or September 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties.  We have engaged an in-house certified public accountant to address these weaknesses.

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

The following is a brief description of the litigation discussed in the referenced 8-K Current Report:  On December 21, 2012, Mark L. Meriwether, our former President, who is now our Vice President and a director, was served with a civil complaint filed by Roger P. Lund, an individual and resident of Salt Lake County, Utah, as the plaintiff, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil No. 120908658, naming as the defendants, the Company; Jeffrey J. Flood, our President and a director; Mr. Meriwether and members of his family or related entities; the Meriwether Parties (relief defendants who may have received any funds paid to Mr. Meriwether as a result of the plaintiff’s alleged services); Oak Ridge Nevada; and David W. Floor (“Floor’), a stockholder and now our Investor Relations director, along with “Does 1-5,” the latter being persons whose identities were said to be unknown to the plaintiff, but who may be deemed to be liable under the claims alleged by the plaintiff and named in the action at a later date.  The complaint had 10 causes of action, principally claiming that the plaintiff was engaged by the Company and Mr. Meriwether as a consultant; that the plaintiff performed all services required of him under such engagement, which services resulted in the acquisition of Carbon Strategic, among other benefits to the Company and Mr. Meriwether and/or that all of the defendants prevented him from completing his obligations under his consulting agreement; and that the plaintiff was entitled to receive $200,000 and 3,000,000 shares of common stock of the Company by reason of his services and the acquisition of Carbon Strategic.  In one of his causes of action, the plaintiff claimed that Floor, Mr. Meriwether and Mr. Flood conspired in an abuse of process by allegedly having Floor bring a separate action against the plaintiff to attach the plaintiff’s rights to his claims against the defendants, thereby depriving him of the value of his services; and in another of his causes of action, the plaintiff claimed that the Company, Oak Ridge Nevada, Mr. Meriwether and Mr. Flood were unjustly enriched by his services.  The plaintiff sought judgment for $750,000 or the amount of damages proven at trial, together with interest, punitive damages in connection with his abuse of process claims involving Floor, costs and reasonable attorney’s fees and other appropriate relief. The Company, Mr. Flood and Mr. Meriwether have and continue to deny that the plaintiff is entitled to any amount from each or any of them by reason of his alleged services or alleged consulting or otherwise; and the Meriwether Parties deny that to the extent any funds paid to Mr. Meriwether by reason of the acquisition of Carbon Strategic were paid to any of them, that the plaintiff has no legal basis upon which to claim an interest in any such funds.

The plaintiff also has claimed in one of his causes of action that Mr. Meriwether violated certain provisions of the Utah Uniform Securities Act in Mr. Meriwether’s sale to the plaintiff of 140,000 shares of the Company’s common stock.  Mr. Meriwether has and continues to deny these allegations in each and every respect.

We and other related and unrelated parties have agreed to enter into a Settlement Agreement effective as of October 30, 2013, whereby all alleged claims or other claims of any kind to the date of the Settlement Agreement of all parties to these legal proceedings will be fully resolved, compromised and settled. We have agreed to pay the plaintiff $50,000; and issue him 350,000 shares of our common stock comprised of “restricted securities” under Securities and Exchange Commission Rule 144, with these shares being subject to a twelve (12) lock-up and a subsequent 1/6th per month cumulative leak-out commencing at the end of the twelve (12) month lock-up.  We have also agreed to waive any interest in the 140,000 shares previously purchased from Mr. Meriwether by the plaintiff as alleged in this legal proceeding, and have agreed that these shares are freely tradeable shares.  The plaintiff and Floor have also agreed among themselves that Floor will receive 65,000 of these 140,000 shares and $10,000 from the plaintiff.  Documents are presently being finalized and circulated for execution by the parties.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective July 1, 2013, we entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) whereby Precept Fund Management Segregated Portfolio Corporation, of George Town, Grand Cayman, Cayman Islands (“Precept”), subscribed to purchase 13,888,888 shares of our common stock comprised of “restricted securities” defined under Securities and Exchange Commission Rule 144 in consideration of an aggregate of $2,500,000 or approximately $0.18 per shares.  Jeffrey J. Flood, our President, Secretary, Treasurer and a director, is a director and 50% owner of the subscriber; he introduced the subscriber to us, though he did not participate in the subscriber’s Board’s decision to execute and deliver the Subscription Agreement.  These shares were offered and sold pursuant to an exemption from registration under the Securities Act, under Sections 4(a)(2) and 4(a)(5) thereof and Securities and Exchange Commission Regulation D and Securities and Exchange Commission Rule 506 and Securities and Exchange Commission Regulation S as applicable.  See our 8-K Current Report dated July 1, 2013, and filed with the Securities and Exchange Commission on July 8, 2013.  See Item 6.

Item 3. Defaults Upon Senior Securities.

We have not paid quarterly interest payments on our loan with Newmark, and we may be deemed to be in default of the provisions of the loan.  Effective November 6, 2013, Newmark demanded full payment of its loan, along with $93,575 in accrued interest and advised that it was not renewing the loan.  This demand was withdrawn by Newmark, without prejudice, on November 11, 2013.  We are in current discussions with Newmark regarding the interest payments, the expected renewal of the loan or additional time to repay this loan.  If we are not successful in any of these efforts, we may have to curtail our business operations; and these circumstances may prohibit us from raising additional funding for our operations on favorable terms or at all.  See Note 9 of our Condensed Consolidated Financial Statements that accompany this Quarterly Report.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

(i)

Executed on July 1, 2013, and dated June 1, 2013, we entered into an Employment Agreement with David W. Floor as director of communications and public relations.  The Employment Agreement is for a term of two years and provides for annual compensation of $114,000, payable in monthly installments, starting July 1, 2013; a signing bonus of $30,000; and 200,000 shares of our common stock comprised of “restricted securities” under Securities and Exchange Commission Rule 144, of which 90,000 shares were issuable on execution of the Employment Agreement.  Mr. Floor will also receive, after nine months, 200,000 warrants to purchase an additional 200,000 shares and after 15 months an additional 200,000 warrants to purchase shares an additional 200,000 shares, all “restricted securities,” at a reasonable price to be determined by the Company and Mr. Floor.  The warrants will have a “cashless” exercise feature.  Mr. Floor is to receive employee benefits provided to certain other employees, including health medical and dental insurance; three weeks vacation per each year of employment; is subject to one-year non-competition provisions; termination of the Employment Agreement at death, disability or for cause; and with Company indemnification for actions taken on our behalf under such employment to the fullest extent allowed under the Utah Revised Business Corporation Act, with Utah law to govern the Employment Agreement, among other provisions.  To date, no shares have been issued (though they are reflected in our balance sheet) and the cash compensation under this Employment Agreement has not been paid.  A copy of the Employment Agreement is filed as an Exhibit to this Quarterly Report.  See Exhibit 10.1 in Item 6.

(ii)

On July 1, 2013, we elected Tomokazu Oishi and Bryan Urban as directors.  See our 8-K Current Report dated July 1, 2013, and filed with the Securities and Exchange Commission on July 8, 2013.  See Item 6.  Messrs. Oishi and Urban resigned from our Board of Directors, effective November 11, 2013, with no disagreements being mentioned.  Messrs. Oishi and Urban were the nominees of Precept, which subscribed to the shares outlined under Part II, Item 2.  Also see subparagraph (v) of this Item below.

(iii)

On August 1, 2013, we entered into an Employment Agreement with our newly designated Chief Technology Officer (“CTO”), Craig Nelson.  The Employment Agreement is for a term of two years; requires substantially all of the CTO’s working time and efforts to be related to the business of the Company; provides for annual compensation of $177,000; provides for participation in a yet to be structured stock option plan consistent with awards made to other employees of similar stature; participation in all employee benefits provided to certain other employees, including health medical and dental insurance; four weeks vacation per each year of employment; one-year non-competition provisions; termination at death, disability or for cause; and with Company indemnification for actions taken on our behalf under such employment to the fullest extent allowed under the Florida Business Corporation Act, with Florida law to govern the Employment Agreement, among other provisions.  A copy of the Employment Agreement was attached as an Exhibit to our 8-K Current Report dated August 1, 2013, and filed with the Securities and Exchange Commission on August 22, 2013.  See Item 6.

(iv)

Executed by us on October 28, 2013, dated October 18, 2013, and effective September 1, 2013, we entered into a Financial Services Agreement (the “Agreement”) with Silveron Capital Partners (“Silveron”), under which Silveron will provide the Company services, among others, of preparing a financial forecast and cash flow models consistent with our business plan; assist in developing internal accounting and operational controls; the development of a consistent reporting system and process for monthly cash management; assisting staff in reviewing, processing and obtaining proper approval for Company expenditures; coordinating invoices of vendors, suppliers, employees and others; transitioning accounting issues from the Salt Lake City, Utah, office to the Melbourne, Florida, office; and assisting in strategic planning of strategic acquisitions.  The term of the Agreement was to be from September 1, 2013, to December 31, 2013; however, the parties have agreed that the term of the Agreement will end on November 30, 2013.  Compensation of $7,000 will be paid for the month of September, 2013, and $10,000 for each month November 30, 2013.  There are miscellaneous provisions about the correctness of information provided by the Company; method of payment of invoices for services; governing law (Texas); and indemnification of Silveron.  This Agreement is considered to be a “related party” agreement by reason of its affiliation with Bryan Urban, one of the Company’s directors.  A copy of this Agreement (without the November 30, 2013, termination understanding) is filed as an Exhibit to this Quarterly Report.  See Exhibit 10.3 in Item 6.

(v)

On November 6, 2013, Newmark and Precept, as shareholders owning in excess of a  majority of our outstanding voting securities, sent an email notice to Jeffrey J. Flood, our President and a director, dismissing him from all positions with the Company, claiming their lack of confidence in Mr. Flood.  This notice was withdrawn, without prejudice, on November 11, 2013, following discussions between these parties.

Item 6 Exhibits.

Exhibit No.                         Identification of Exhibit

10.1	Form of Settlement Agreement
10.2	Employment Agreement for David W. Floor
10.3	Silveron Capital Partners Financial Services Agreement
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Jeffrey J. Flood, President and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Jeffrey J. Flood, President and Director.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Current Report on Form 8-K dated August 1, 2013, and filed with the Securities and Exchange Commission on August 22, 2013, regarding the appointment of Craig Nelson as CTO.

Current Report dated July 1, 2013, and filed with the Securities and Exchange Commission on July 8, 2013, regarding the sale of 13,888,888 shares of our common stock comprised of “restricted securities” and the designation of Messrs. Oishi and Urban to our Board of Directors.

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

Oak Ridge Energy Technologies, Inc.

Date:	November 19, 2013	By:	/s/Jeffrey J. Flood
Jeffrey J. Flood, CEO, President, Secretary, Treasurer (acting CFO)