Form 10-Q/A
period 2013-09-30
Oak Ridge Energy Technologies, Inc.
filed 2014-04-08
CIK 830483

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

Explanatory Note

We are amending our Quarterly Report for the quarter ended September 30, 2013, to add the three material contracts that were erroneously omitted from the previous filing.

Item 6 Exhibits.

Exhibit No.                         Identification of Exhibit

10.1	Settlement Agreement
10.2	Employment Agreement for David W. Floor
10.3	Silveron Capital Partners Financial Services Agreement
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Barber, President, Acting CFO and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Stephen J. Barber, President, Action CFO and Director.
101.INS	XBRL Instance Document 1, 2
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase 1, 2
101.LAB	XBRL Taxonomy Extension Label Linkbase 1,2
101.DEF	XBRL Taxonomy Extension Definition Linkbase 1,2
101.CAL	XBRL Taxonomy Extension Calculation Linkbase 1,2
101.SCH	XBRL Taxonomy Extension Schema 1, 2

1.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

2.

These files were previously filed with our Quarterly Report on Form 10Q for the quarter ended September 30, 2013, with the Securities and Exchange Commission on November 19, 2013.

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

Oak Ridge Energy Technologies, Inc.

Date:	April 7, 2014	By:	/s/Stephen J. Barber
Stephen Barber, CEO, Acting CFO and Director