Form 10-K
period 2013-12-31
Oak Ridge Energy Technologies, Inc.
filed 2014-04-15
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 000-50032

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $2,659,515, based on 8,310,985 shares being held by non-affiliates and the closing price for the Registrant’s common stock on the OTCBB as of June 30, 2013, the end of the Registrant’s second fiscal quarter, being $0.32 per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

Not Applicable.

Outstanding Shares

As of April 15, 2014, the Registrant had 107,272,221 shares of common stock outstanding (excluding the 1,416,667 shares that have been subscribed for $255,000 which has been paid as of April 11, 2014, and that are mentioned in Note 10 Subsequent events, of our consolidated financial statements, and which shares have not been issued.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

REFERENCES

In this Annual Report, references to “Oak Ridge Energy Technologies, Inc.,” “Oak Ridge,” the “Company,” “we,” “our,” “us” and words of similar import refer to Oak Ridge Energy Technologies, Inc., the Registrant.  Oak Ridge Micro-Energy, Inc., our wholly-owned Nevada subsidiary, which holds all of our patents, patents pending and proprietary and other rights to our thin film battery technology, is referred to herein as “Oak Ridge Nevada,” and is also included in such references when discussing our business and intended business below.  Where specifically applicable only, Carbon Strategic Pte Ltd., our wholly-owned Singapore organized subsidiary (“Carbon Strategic”), the investment in which we have determined to write off, effective December 31, 2013, is also included in such references.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, among others, but are not limited to:

-

economic conditions generally in the United States and internationally, and in the markets and industries in which we have and may participate in the future;

-

our ability to obtain sufficient funding to pursue our business plan;

-

our ability to perform our obligations under our debt and other agreements;

-

competition within our chosen industry;

-

the state of our technology and technological advances and plans and our failure to successfully develop, compete in and finance our current and intended business operations;

-

our limited manufacturing capabilities;

-

our ability to meet customer demand for products developed;

-

our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

-

our need for future additional financing;

-

trends affecting the commercial acceptability of our products or products that we develop;

-

our ability to protect and enforce our current and future intellectual property rights; and

-

our business and growth strategies.

We believe that it is important to communicate our future expectations to investors and our shareholders. However, there may be events in the future that we are not able to accurately predict or control, including uncertainties and events that may cause our actual results to differ materially from the expectations we have described in our forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

INTRODUCTION

We were incorporated on August 15, 1986, under the laws of the State of Colorado.  In 2002, we acquired Oak Ridge Nevada to further the development and commercialization of rechargeable thin film lithium battery technology that was based upon the thin film lithium ion technology developed by Dr. John B. Bates, Ph.D., while at the United States Department of Energy’s Oak Ridge National Laboratory (“ORNL”) under license from ORNL.  Carbon Strategic, which we acquired on October 8, 2012, was organized on October 8, 2008, in Singapore, to design and develop carbon credit project models for sustainable forest development and forest conservation through biodiversity.  On March 5, 2014, we announced our intention to write off our investment in Carbon Strategic.

We believe that we are positioned to become one of the leading energy storage solution developers and manufacturers because of our advanced strategy to simultaneously deliver innovation and build an industrial scale multi-technology  platform.

While founded upon the invention of thin film solid state lithium ion technology, our current strategy includes multiple lithium ion technologies and form factors, which are optimized to address three target markets: stationary and grid storage; motive applications, including fleet vehicles, electric vehicles and hybrid electric vehicles; and specialty applications, including military, aerospace, marine, industrial and telecom backup.

A battery can be a single cell or a combination of two or more cells.  Our batteries are based on cylindrical and prismatic cells, with proprietary battery management systems, and materials that prevent thermal runaway, which is the point at which the chemical reaction inside the cells becomes self-sustaining and results in smoke, or possibly fire.

Our technology team has diverse experience, with core capabilities in materials, product design and process control, manufacturing technology, quality and safety.  Our executive management team includes individuals with long-term experience in both innovative start-up companies and large industrial entities with worldwide operations in chemical and energy related sectors.

We maintain our headquarters in the United States, where we also have established product development and low volume manufacturing facilities.  We plan to expand in the United States, Europe and Asia, through a combination of merger, acquisition and joint strategies with others, as well as organic growth.  No assurance can be given that we will be successful in these plans.

BUSINESS DEVELOPMENT

Developments subsequent to the Year Ended December 31, 2013:

The following business developments have been reported in our reports filed with the Securities and Exchange Commission (the “SEC”), which are referenced in Part IV, Item 15, of this Annual Report:

-

Craig Nelson was appointed Honorary Deputy CEO and Chief Operating Officer (January 10, 2014);

-

Dr. James K. Pugh, Ph.D. was appointed Chief Technology Officer (January 10, 2014);

-

Stephen J. Barber was elected CEO and a director (January 21, 2014);

-

Bryan Urban was elected a director (January 21, 2014);

-

We achieved full ISO 9001 certification for our facilities in Melbourne, Florida (January 27, 2014).

-

Armin Weiland was elected a director (February 11, 2014);

-

Dr. John B. Bates, Ph.D. was appointed Chairman of our newly designated Scientific and Technology Committee (February 11, 2014);

-

Agreed to grant Expedia Holdings Limited, a Hong Kong organized company (“Expedia”), a lien on all of our equipment and intellectual property to secure payment of our loan and accrued interest from Newmark Investments Limited, a Hong Kong organized company (“Newmark”), of which Expedia is the sole owner and assignee (the “Newmark Loan”) (February 11, 2014);

-

Anil Srivastava was elected a director (February 24, 2014);

-

Adopted a new Business Conduct and Code of Ethics Policy, an Insider Trading Policy and our 2014 Equity Incentive Plan (March 4, 2014);

-

Announced discussions on a strategic alliance with Leclanché to expand our respective technical capabilities and product lines (March 5, 2014); and

-

Announced our write off of our investment in Carbon Strategic, which will be effective at December 31, 2013 (March 5, 2014).

-

Completed Private Placement Subscription Agreement (the “Third Prescient SP Subscription Agreement”) whereby Precept Fund Management Segregated Portfolio Corporation, of George Town, Grand Cayman, Cayman Islands (“Precept”), on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”), purchased 1,416,667 shares of our common stock for an aggregate of $255,000 or approximately $0.18 per share (April 9, 2014);

-

Entered into a Joint Development and Marketing Agreement with Leclanché S.A. (SIX Swiss Exchange: LCEN) (“Leclanché”) (April 9, 2014);

Developments during the Year Ended December 31, 2013:

-

Entered into a one year Consulting Agreement with Lithium Battery Engineering, LLC (“LBE”), regarding the development and start-up of manufacturing of our advanced high energy battery cells (February 1, 2013);

-

Announced an Engineering Services Agreement with Mesdi Systems Incorporated (“Mesdi”), to develop a low-cost and scalable thin film deposition process for solid state electrolytes for lithium ion batteries (February 1, 2013);

-

Completed Private Placement Subscription Agreement (the “First Prescient SP Subscription Agreement”) whereby Precept, on behalf of Prescient SP, purchased 13,888,888 shares of our common stock for an aggregate of $2,500,000 or approximately $0.18 per share (July 1, 2013);

-

Employed Craig R. Nelson as our Chief Technology Officer (August 1, 2013);

-

Changed our name to “Oak Ridge Energy Technologies, Inc.” (August 21, 2013);

-

Completed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) among our former President and an entity affiliated with him, and certain of our principal shareholders, which resulted in his resignation from all positions with any of the other parties and his and his affiliated party’s release and conveyance of any ownership in Oak Ridge, Precept, Prescient SP or Newmark, among other related matters (December 23, 2013);

-

Completed Private Placement Subscription Agreement (the “Second Prescient SP Subscription Agreement”) among Precept, for and on behalf of Prescient SP, and Newmark, whereby: (i) Prescient SP purchased 3,333,333 shares of our common stock for an aggregate of approximately $600,000 or approximately $0.18 per share; (ii) the Newmark Loan was extended to June 30, 2014; and (iii) Newmark conveyed to us 12,000,000 shares of our common stock that it had acquired under the Carbon Strategic SPA (as defined below), with 1,500,000 of such shares being reserved for issuance to a current officer and director for future compensation and 10,500,000 of such shares being reserved for issuance under our 2014 Equity Incentive Plan that was adopted by us in March, 2014 (December 24, 2013); and

Developments during the Year Ended December 31, 2012:

-

Acquired Carbon Strategic (October 8, 2012);

-

Completed an Equipment Purchase and Sale Agreement (the “First Planar Agreement”) with Planar Energy Devices, Inc., a Delaware corporation (“Planar”), whereby we purchased certain equipment presently being utilized in our Melbourne, Florida, facilities, for $350,000, with funds provided by the Newmark Loan (October 31, 2012);

-

Entered into a 36 month Lease Agreement with North Dow LLC to lease our 12,100 square foot facility in Melbourne, Florida ( November 18, 2012); and

-

Completed an additional Equipment Purchase and Sale Agreement with Planar (the “Second Planar Agreement”) whereby we purchased certain additional equipment, also currently being utilized in our Melbourne, Florida, facilities, for $400,000, with funds provided by the Newmark Loan (November 30, 2012).

BUSINESS

We are an energy storage solution provider with a strategy to deliver an innovative package of energy storage solutions based around a variety of complementary technologies to build an industrial scale platform in the energy storage industry with a global reach through a combination of merger and acquisition transactions and strategic agreements with others, as well as organic growth.

Our laboratory facilities and headquarters were established in Melbourne, Florida, in the fall of 2012, and we achieved full ISO 9001 certification for our facilities in Melbourne, Florida.  ISO 9001 certification demonstrates compliance to the ISO 9001:2008, a set of guidelines developed by the International Organization for Standardization. These standards outline a philosophy of quality management. When applied well, the practices yield error-free products or services and result in high levels of customer satisfaction.  ISO 9001:2008 has been deployed in more than 160 countries.

We have a team of industry experts that are driving the next generation of high performance lithium ion cells and smart battery systems, offering best in class cells and modules that we believe deliver higher capacity per unit of volume and weight than similar products, enhanced cycle life and most critically, intrinsic engineered safety parameters with the highest quality standards.

Our 12,000 square foot facility was designed to support research in advanced lithium ion cell materials and chemistries, develop both prismatic (flat pack) and cylindrical form factor cell products, complete manual cell assembly for testing and sampling customers, and establish low volume manufacturing lines for prismatic flat pack up to 5Ah, large form factor prismatics to 80 Ah, along with large format cylindricals to 500 Ah.

The facility will have the ability to manufacture six megawatt hours of products annually, once the equipment currently under construction is completed during 2014.  Our functions in this facility include manufacturing systems engineering, product development, materials characterization, quality assurance, manual prismatic cell assembly and testing and pilot manufacturing for prismatic cells.

Battery modules assembled from these cells were contemplated, and preliminary activities to align ourselves with Battery Management Systems (”BMS”) has commenced.

Our solid state thin film development laboratory was established to carry on the technology developments in solid state structures that were invented by Dr. John B. Bates while at ORNL.  Dr. Bates was one of our original founders in 2001.

We are focused on specialty engineered cells and systems that meet specific customer applications requirements. For example, 2013 saw a successful program to develop pressure tolerant cells for Unmanned Underwater Vehicles (“UUV”). These robots are flooded machines where the battery itself is exposed to deep sea pressures of up to 10,000 pounds per square inch (sea level pressure is 14.7 psi). Our cells have passed this rigorous abuse testing and are moving ahead with a wider set of testing in the coming months, in order to be qualified for deployment on the UUV’s.  We use a variety of electrochemical systems to address specific application performance requirements.

We also are developing cells and battery packs for the growing market for Unmanned Aerial Vehicles (“UAV”). This application is completely different than the UUV, and our capabilities to engineer to specification are being applied to this rapidly expanding market from high level personal and civilian industry (eg., film industry and agribusiness) drones, to military field deployable aircraft and law enforcement devices.

Our focus on safety is a key differentiator for us. We are developing cells that are using state of the art ceramic safety separators, and the new generation of non-flammable electrolytes that are under development from sources in the United States and Europe. All of the markets served by us will welcome the enhanced safety of our products that will continue to deliver the required performance.  Most notably, the United States Department of Defense and United States Navy are driving these requirements due to the many events where lithium ion batteries have created significant critical and hazardous events. We are pioneering enhancements in the fundamental construction and proprietary ingredients of lithium ion battery cells, which intrinsically protect the cells from puncture and other extreme abuse conditions.

Even though our facilities are not yet fully operational, we have an active business development and preliminary sales team and effort.  Business development activities are underway for Unmanned Autonomous Systems (“UAS”), which include UUV, UAV, land based and surface water based robotic systems. Numerous contacts with electric fleet vehicles manufacturers, back up power opportunities, military, marine and industrial applications are interested in these technologies.

As production capacity demand increases and our Florida facilities are at maximum capacity, we plan to hand off large volume manufacturing to potential strategic partner companies that have the installed capacity and buying power to manufacture Oak Ridge engineered products at commercially viable levels.  Discussions are underway with several potential strategic partners in the United States, Asia and Europe to create required strategic relationships to further develop, manufacture and market our products.

We also maintain approximately 1,500 square feet of space for our thin film battery development at a separate location in Melbourne, Florida.  Our functions in this facility include thin film vacuum sputter deposition, vacuum evaporation process, thin film atmospheric pressure deposition,  solid state cell assembly, thermal and photonic annealing, manufacturing technology/ equipment design and assembly, quality testing laboratory, product design and prototyping.

Principal Products or Services and their Markets

Our principal products include lithium ion large format prismatic cells (from 3Ah to 80 Ah), large format cylindrical (“jelly roll”) cells from 20 Ah to 500 Ah and battery modules made from these cells.  These batteries include a BMS we design to customer specifications, as well as our thermal management and safety systems using state of the art ceramic safety separators, and the new generation of non-flammable electrolytes that are under development from various sources in the United States and Europe.  “Thermal management” in a battery module is the ability to measure the temperature in the module and ensure that the maximum safe operating temperature is not exceeded, which can result in damage internally to the module, shortened lifetime or an exothermic event (smoke, fire).  Management systems include electronic charge and discharge regulation, heat sinks and forced air convection.  “Safety systems” refers primarily to new material systems that include safety separators that act to limit the ability of the cell to reach thermal runaway status, and the use of non-flammable materials inclusive of electrolytes.

We have also developed a prismatic cell that can survive pressures up to 10,000 psi.  Batteries built with these cells were designed for powering UUV for military and commercial applications.

Additionally, we continue to develop solid state thin film batteries that were the basis for our founding, along with high energy lithium ion chemistry.  Our goal is to potentially double the volumetric energy density of currently available cells, though no assurance can be given that we will be successful in this respect.

Our goal with our solid state development is to supplant the current vacuum deposition systems customarily utilized in the manufacture of thin film lithium ion batteries, with nano-scale sprayed droplets at atmospheric pressure, which is presently a research program. The output of the program is several fold: significantly reduced cost of equipment; usage of solution based chemistry to create the solid state films direct from raw material; scalable to commercial viability of large format solid state cells rather than micro cells and an overall cost effective process to manufacture solid state.

Distribution Methods of the Products or Services

Our facilities are not yet fully operational.  We have established a business development and preliminary sales team, with our business development activities for Unmanned Autonomous Systems (“UAS”), which include UUV, UAV, land based and surface water based robotic systems, having commenced.  We believe there are numerous electric fleet vehicles manufacturers, back up power opportunities, military, marine and industrial applications users that will have interest in these technologies.

These activities are driven by developing personal customer relationships.  During 2014, we have several trade shows and symposia targeted for our attendance, while press releases about product developments and product offerings are also planned in the trade magazines and online sites that cater to these target markets.

Competitive Business Conditions,

Competitive Position in the Industry and Methods of Competition

Principal competitors in energy storage industry are major companies such as Samsung, Toyota and Panasonic, but also medium sized competitors such as A123, Saft, Valence and NEC Corp. Samsung, Toyota, Panasonic and STMicroelectronics also compete in the thin film battery industry. The resources and capabilities of these companies are far beyond our resources and capabilities, and our competitive position in respect of these companies is very limited.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw materials and manufacturing equipment for our lithium ion prismatic, cylindrical and thin film batteries are readily available from a range of suppliers in the United States and elsewhere; we are also exploring the potential for a strategic partnership with a single high quality lithium supplier to support our requirements as we grow.  Suppliers include BASF, Dai Nippon Printing (DNP) and Entek Membranes, LLC.

Intellectual Property

A summary of our thin film battery issued and pending patents, excluding proprietary information related to our thin film battery technologies and our other products, is as follows:

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

Develops a TFB that operates between 2 V and 1 V.

Other than proprietary technology, we have no other intellectual property.

Need for any Governmental Approval of Principal Products or Services

The United States prohibits certain technology from being exported to a number of countries, including, but not limited to countries where the export of the technology would not otherwise be in furtherance of world peace and the security and foreign policy of the United States.  Based upon this policy, our prismatic, cylindrical and thin film battery technology could be subject to export limitations in certain countries.

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

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.   This designation relieves us of some of the informational requirements of Regulation S-K, and may reduce our regulatory operating costs and expenses.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders at a special or annual meeting or pursuant to a written consent of shareholders will require us to provide our shareholders with the information outlined in Schedule 14A (where proxies are solicited) or Schedule 14C (where consents in writing to the action have already been received or are anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.  Actions taken under 14C requirements are not effective until 21 days after mailing to shareholders.

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

Research and Development Costs during the Last Two Fiscal Years

We incurred $1,906,537 and $58,844 during our respective fiscal years ended December 31, 2013, and 2012, on research and development expenses related to our prismatic, cylindrical and thin film batteries and technologies.

Cost and Effects of Compliance with Environmental Laws

Before we commercially introduce our batteries into certain markets, we may be required, or may voluntarily determine to obtain, approval of our materials and/or products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff, and, if redesign were necessary, could result in a delay in the introduction of our products in those markets.

National, state, local and foreign regulations impose various environmental requirements on the transportation, storage, use and disposal of lithium batteries and certain chemicals used in the manufacture of lithium batteries and energy storage systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, national state, local and foreign governments may enact additional restrictions relating to the transportation, storage, use and disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the transportation, storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed.

For example, the United States Department of Transportation (“DOT”) and the International Air Transport Association (“IATA”) regulate the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for “lithium equivalency” tests to determine the aggregate lithium content of lithium-ion polymer batteries. We will materially comply with applicable safety-packaging requirements worldwide, as required by the DOT, IATA and other organizations with jurisdiction over our operations, and these regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval regulations or requirements could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

The Occupational Safety and Health Administration, DEP and other regulatory agencies have jurisdiction over the operations of our Melbourne, Florida, facility. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations. Audits or examinations by these or other regulatory agencies with jurisdiction over our operations may cause unforeseen delays and require significant time and resources from our technical staff.

We expended $10,000 and $0 in our fiscal years ended December 31, 2013, and 2012, on environmental compliance related to safety equipment, like haz mat gear and related items.

Number of Total Employees and Number of Full-Time Employees

Our total combined employees (energy storage systems and thin film batteries) consist of 14 full-time employees.  We have also engaged a team of four consultants: a materials and science consultant; a mechanical engineering specialist in battery manufacturing equipment; a former CFO with specific experience in battery and technology companies; and an Information Technology consultant.  Our employees are concentrated on these functions: marketing, sales and related business development; technology; systems and process engineering; product development; finance and administration; pilot manufacturing operations; quality assurance; and facility management.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, the various caveats and reservations contained herein should be considered as risk factors related to our business, among others associated with small companies in highly specialized technologies like those involving the energy storage industry in a financial market environment where our capital availability is constrained, including the following.

Risk Factors Relating to Our Business

We are a development stage company that has had no revenues and has incurred substantial losses during our last two fiscal years.

We had no revenues during the 12 months ended December 31, 2013, the six months ended December 31, 2012, or the 12 months ended June 30, 2012.  We respectively incurred losses of $5,132,138, $1,043,342 and $10,204 during these periods.  If our losses continue, our business may fail, and we may be required to cease our business operations.

Our independent auditor has expressed its opinion that its audit report assumes that we can continue as a “going concern,” as to which no assurance can be given.

Our independent auditor’s report on our consolidated financial statements states: “The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”  No assurance can be given that we will continue as a “going concern.”

We have limited liquid assets and our business is dependent upon raising capital from outside sources to fund our business and to continue our operations.

We have limited cash on hand and liquidity, and no cash flows from our business to fund our operations.  Accordingly, we are dependent upon funding from outside sources, and there is no assurance that we will be successful in raising the necessary capital to continue our business operations.  Though we have been funded by Precept, for and on behalf of Prescient SP, which is our principal shareholder, since July, 2013, there is no assurance that such funding will continue or be sufficient to ensure our continued operations.  Further, the substantial holdings of Prescient SP of our common stock, amount to in excess of 90% of our outstanding voting securities, may deter others from funding our business, and our business may fail.

Our customers are limited to prospects that we have provided with products we have developed and for which we have limited manufacturing ability.

We have no customers.  We develop products for potential customers to test and consider purchasing from us.  Even if our products are approved and accepted by such potential customers, we do not have the ability to manufacture any quantity of any product that any potential customer may desire, let along guarantee supply and warranties customary in the industry.  We will be required to purchase manufacturing facilities or enter into strategic relationships to manufacture and guarantee supply and warranty of products we develop.  This will require substantial funding by us or contracts with parties who have substantial resources and equipment necessary to fulfill such commitments, and no assurance can be given that we can obtain any such funding or that we can enter into any commercially feasible strategic relationships.  Accordingly, our business may fail, even if we have desired products.

We may not successfully offer attractive products to our customers, and our business may fail.

In order to meet our strategic goals, we must successfully locate and offer our customers new, innovative and high quality products. Our product offerings must be competitive, useful to the customer, well made, distinctive in design and not widely available from other sources. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future.

We are dependent on certain key personnel, without whom our business will suffer.

Our success depends to a significant extent upon the abilities of our senior management. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business. We currently do not have any written employment agreements with our executive officers or any other key employees other than our chief executive officer, Craig Nelson. In addition, our performance will depend upon our ability to attract and retain qualified management, engineering and, when required, sales personnel. There can be no assurance that the members of our existing management team will be able to manage the Company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

We compete with large international companies who have substantially greater resources and with whom we are not financially able to be competitive.

Our competitors are mostly comprised of large multinational companies with substantially greater resources in every potential category that is used to measure competition or competitors, with our competitive position in the energy storage industry currently being very small.  Accordingly, we may not be able to successfully compete in this industry, despite strategic relationships or additional funding.

We have substantial liabilities, the major portion of which is due on June 30, 2014, and our failure to pay these liabilities could cause our business to fail.

We have a stockholders’ deficit of ($407,362), and we owe Expedia $2,112,150 on the Newmark Loan as of December 31, 2014, and interest of 6% per annum continues to run on the principal of amount of $2,000,000.  The Newmark Loan is due June 30, 2014.  If we are unable to pay the Newmark Loan when due, we may lose our equipment and intellectual property, all of which has been pledged to secure payment of the Newmark Loan.  In such an event, we may have to cease our operations, and our business will fail.

Our products may be subject to export limitations that could make it difficult for us to market products in certain countries.

The United States prohibits certain technology from being exported to a number of countries, including, but not limited to countries where the export of the technology would not otherwise be in furtherance of world peace and the security and foreign policy of the United States.  Based upon this policy, our prismatic, cylindrical and thin film battery technology could be subject to export limitations in certain countries.

Proposed securities regulations and other governmental regulations may increase our costs of doing business substantially, and our results of operations will suffer.

The SEC and Congress, along with various states, have proposed various regulations of the life settlement industry, any of which could substantially increase our costs and limit our business operations, even though we intend to acquire life insurance products and hold them to maturity.  Also, compliance with these regulations will be costly, and may hinder our ability to successfully implement our business model, and we may fail.

The costs in time and expense of being a publicly-held company are substantial and will only increase if our business model is successful.

We are a “reporting issuer” under Section 13 of the Exchange Act, required to file annual reports (SEC Form 10-K), quarterly reports (SEC Form 10-Q) and current reports respecting certain events (SEC Form 8-K), along with proxy or information statements for any meeting of stockholders or written consents of stockholders holding sufficient securities to effect corporate actions.  Most of these reports require financial information, including the annual report, which requires year end audited financial statements by an independent public accountant that is PCAOB registered, like our auditors, and the quarterly reports, which require reviewed quarterly financial statements by such auditors.  The preparation of these reports, their review by management and professionals, and the preparation of these financial statements by our in-house accountants and management, as well as the auditing and review process of such financial statements is time consuming in terms of management resources and costly in terms of professional fees for lawyers, accountants and auditors.  It is difficult to quantify these costs, but they are expected to be not less than between approximately $87,500 and $100,000 annually.  As our business grows, these costs can only increase.

Risk Factors Relating to Our Common Stock

There is no established public market for our common stock, and any market that may develop could be volatile.

There is currently no established trading market for our common stock.  The average daily trading volume of our common stock during the quarter ended March 31, 2014, was approximately 4,000 shares, and no assurance can be given that any established trading market for our shares will commence, or if one does commence, that it will continue, in any respect.  Interest in our common stock may not lead to a liquid trading market, and the market price of our common stock may be volatile. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

•

Conditions and publicity regarding the energy storage market and related regulations generally;

•

Price and volume fluctuations in the stock market at large, which do not relate to our operating performance; and

•

Comments by securities analysts or government officials, including those with regard to the viability or profitability of the life settlement industry generally or with regard to our ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

Our common stock is be deemed to be “Penny Stock,” which will further limit any potential future public market for our shares.

Our common stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC.  Penny stocks are stocks (i) with a price of less than $5 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.   Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

Rule 15g-9 of the SEC requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Prescient SP owns in excess of 90% of our outstanding voting securities and can elect all of our directors who in turn elect all of our officers, and Stephen J. Barber, our CEO and a Director, has voting control of these shares as the 100% owner of the investment manager of Precept and Prescient SP, PAML.

This percentage of stock ownership is significant in that it could carry any vote on any matter requiring shareholder approval, including the subsequent election of directors, who in turn elect all officers.  As a result, Mr. Barber can effectively control the Company, regardless of the vote of other shareholders. As a result, other shareholders may not have an effective voice in our affairs. See Part III, Item 12.

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to raise required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. There are approximately 8,310,985 shares of our common stock that are potentially freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than “affiliates,” as defined under the Securities Act.  Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See Part II, Item 5.  Sales by “affiliates” would further harm any trading market that then exists for our common stock.

We will not solicit the approval of our stockholders for the issuance of authorized but unissued shares of our common stock unless this approval is deemed advisable by our Board of Directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of those shares could dilute the value of our outstanding shares of common stock.

ITEM 2:  PROPERTIES

Our current principal executive office space is provided by Mark L. Meriwether, our Vice President and one of our directors, at his residence at 3046 E. Brighton Place, Salt Lake City, Utah 84121, at no cost.

On November 18, 2012, we entered into a 36 month Lease Agreement with North Dow LLC to lease our 12,100 square foot facility in Melbourne, Florida, of which approximately 2,000 square feet is being utilized as our office space; approximately 9,600 square feet houses our research and development laboratory and small scale manufacturing facility; and approximately 500 square feet is used for storage.  Exhibit A of the Lease Agreement was structured so that we only paid for 7,500 square feet of the leased space for the first year for a total monthly lease payment of $5,651; 9,800 square feet of the leased space and a total monthly lease payment of $7,384 for the second year; and 12,100 square feet of the leased space and a total monthly lease payment of $9,117 for the last year of the lease.  No payment was required of us for November and December of 2012. Each monthly lease payment includes property taxes, insurance, CAM and sales tax.  We were also required to pay a $9,117 security deposit.  See our 8-K Current Report dated November 18, 2012, and filed with the SEC on November 21, 2012.  See Part IV, Item 15.

We also lease approximately 1,500 square feet of space for our thin film battery laboratory on a month to month basis, at a cost of $1,500, at 5130 Commercial Drive, Suite H, in Melbourne, Florida.  In addition to the laboratory space, we are provided meeting and warehouse space of approximately 1,000 additional square feet for this monthly lease amount.

On October 31, 2012, we entered into an Equipment Purchase and Sale Agreement with Planar, whereby we purchased all of the equipment listed in Exhibit A to the Agreement for $350,000. The equipment purchased was primarily comprised of the non-proprietary research and development equipment that we sold to Planar on March 10, 2008.  See our 8-K Current Report dated October 31, 2012, and filed with the SEC on November 6, 2012.  See Part IV, Item 15.

On November 30, 2012, we acquired additional equipment from Planar for $400,000 to further develop our manufacturing process of our thin-film batteries and to increase the licensing or joint venture prospects of commercializing our technology for micro-power needs and other high-power needs.  See our 8-K Current Report dated November 30, 2012, and filed with the SEC on December 6, 2012, and which is incorporated herein by reference.  See our 8-K Current Report dated November 30, 2012, and filed with the SEC on December 6, 2012.  See Part IV, Item 15

Our past association with ORNL may allow us, through the ORNL Laboratory’s user program for corporations (also available to any licensees of the ORNL thin film battery technology), to gain access to specialized equipment. This would eliminate the need for us to purchase expensive equipment that is infrequently used, but may be critically important to our thin film battery business.  We are, however, no longer an ORNL licensee, and there is no assurance that we will be allowed continued future use of these facilities.

ITEM 3:  LEGAL PROCEEDINGS

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

We settled a legal action instituted against us claiming a finder’s fee in connection with the Carbon Strategic SPA, which settlement was reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which was filed with the SEC on November 19, 2014, with the final settlement documents having been filed with the SEC in our Quarterly Report on Form 10-A-1 for the quarter ended September 30, 2013, which was filed with the SEC on April 8, 2014.  See Part IV, Item 15.

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

The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2012, and 2013 (in that order), is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Period	High	Low
January 1, 2012 through March 31, 2012	$0.16	$0.15

April 1, 2012 through June 30, 2012	$0.15	$0.055

July 1, 2012 through September 30, 2012	$0.25	$0.055

October 1, 2012 through December 31, 2012	$0.20	$0.18

January 1, 2013 through March 31, 2013	$0.23	$0.20

April 1, 2013 through June 30, 2013	$0.32	$0.20

July 1, 2013 through September 30, 2013	$1.15	$0.32

October 1, 2013 through December 31, 2013	$0.90	$0.30

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 511 shareholders, not including an indeterminate number who may hold shares in “street name.”  We estimate, based upon information provided to us by Broadridge, that we have in excess of 1,750 shareholders.

Dividends

There are no present material restrictions that limit our ability to pay dividends on our common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, with the exception of the dividend by which we effected a three for one forward split in 2004, and based upon our current funding requirements for our current and intended business operations, do not intend to pay dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have 10,500,000 shares authorized and reserved for issuance under our 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”) as adopted by our Board of Directors for the benefit of our directors, officers and employees or consultants and to retain the services and loyalty of these persons and others who may be beneficiaries of any such plans.  For additional information on our 2014 Equity Incentive Plan, see our 8-K Current Report dated March 4, 2014, which was filed with the SEC on March 12, 2014.  See Part IV, Item 15.

The 10,500,000 shares reserved for issuance under our 2014 Equity Incentive Plan were acquired by us and reserved for issuance under a plan like the 2014 Equity Incentive Plan under the Settlement Agreement between us and others dated December 23, 2013, a copy of which was filed with our 8-K Current Report dated December 23, 2013, which was filed with the SEC on December 31, 2013.  See Part IV, Item 15.  Also, see the heading “Developments during the Year Ended December 31, 2013” under Part I, Item I.

No awards have been granted under the 2014 Equity Incentive Plan, though grants are expected to be considered and adopted by our Board of Directors, once we are able to file an S-8 Registration Statement registering the shares of common stock reserved for issuance thereunder, with vesting, holding period requirements and lock-up-leak-out resale conditions as the Board of Directors may determine.  Our 10-K Annual Report for the year ended December 31, 2013, was not filed until April 24, 2013, which means that we will not have satisfied the requirement of SEC Form S-8 that all of our reports are required to be timely filed for the past 12 months until on or about April 24, 2014.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Date*	Subscriber*	Shares*	Consideration*
4/7/2014	Third Prescient SP Subscription Agreement	1,416,667	$255,000
12/24/2013	Second Prescient SP Subscription Agreement	3,333,333	$600,000
7/1/2013	First Prescient SP Subscription	13,888,888	$2,500,000
10/8/2012	Carbon Strategic SPA	94,130,440	Securities Purchase Agreement
10/8/2012	Mark L. Meriwether	3,000,000	Termination of Employment fee
4/18/2012	Mark L. Meriwether	312,000	$31,200 in costs and services

*

See the heading “Business Development” of Part I, Item I.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the calendar years ended December 31, 2013, or 2012, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

With the exception of the 10,500,000 shares reserved for issuance under our 2014 Equity Incentive Plan that were acquired by us under the Settlement Agreement between us and certain other parties and which was dated December 23, 2013, there were no purchases of our equity securities by us during the years ended December 31, 2013, or 2012.  See the heading “Business Development” of Part I, Item I.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, among others, but are not limited to:

-

economic conditions generally in the United States and internationally, and in the markets and industries in which we have and may participate in the future;

-

our ability to obtain sufficient funding to pursue our business plan;

-

our ability to perform our obligations under our debt and other agreements;

-

competition within our chosen industry;

-

the state of our technology and technological advances and plans and our failure to successfully develop, compete in and finance our current and intended business operations;

-

our limited manufacturing capabilities;

-

our ability to meet customer demand for products developed;

-

our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

-

our need for future additional financing;

-

trends affecting the commercial acceptability of our products or products that we develop;

-

our ability to protect and enforce our current and future intellectual property rights; and

-

our business and growth strategies.

We believe that it is important to communicate our future expectations to investors and our shareholders. However, there may be events in the future that we are not able to accurately predict or control, including uncertainties and events that may cause our actual results to differ materially from the expectations we have described in our forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

Our Plan of Operation for 2014 consists of the following objectives:

(1) The execution of the Leclanché Joint Development and Marketing Agreement (see the heading “Business Development” of Part I, Item 1) puts us in a position to bring the current Leclanché products into the U. S. market. We will undertake marketing and sales of these energy storage products to the residential, independent power producers and utilities markets. We will also perform product assembly and testing in the U. S., along with installation, start-up and ongoing customer service.

(2) Continue the effort to develop and deploy pressure tolerant enhanced safety cells to the UAS (Unmanned Autonomous Systems) markets, primarily for UUV’s and UAV’s, with the planned delivery test cells for advanced abuse testing by a major systems integrator.

(3) Continue the business development and sales and marketing efforts to secure battery system supply arrangements in the product areas of electric fleet vehicles, back-up power opportunities and military, marine and industrial applications.

 (4) Deploy both technical and business resources to support Precept for and on behalf of Prescient SP in planned merger and acquisition activities in the energy storage industry.

During 2014, we will focus less on our efforts related to our thin film battery technology and the manufacturing process for our thin film batteries, but this will remain a long-term objective of the Company.

Results of Operations

For the years ended December 31, 2013, and June 30, 2012 and for the six months ended December 31, 2012

During the year ended December 31, 2013, we had $0 in revenue with General and Administrative expenses of $3,113,451. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had $1,906,537 in research and development costs for the year ended December 31, 2013.  We had interest expense of $112,150 for the year ended December 31, 2013, for a net loss of $5,132,138, and a total comprehensive loss of $5,132,138.  For the period from inception on October 8, 2008, to December 31, 2013, we had a net loss of $6,896,425 and a total comprehensive loss of $6,822,954.  Our increase in research and development during the year ended December 31, 2013, compared to the six month ended December 31, 2012, resulted from our assembly of our facilities in late 2012, in which full scale operations were commenced during the year ended December 31, 2013.

During the fiscal year ended June 30, 2012, we had a net loss of $10,989, of which $11,002 was attributable to administrative expenses.  Our revenues for the 12 months ended June 30, 2012, were $0.  During fiscal 2012, we had not been actively seeking new Carbon Credit project development contracts or clients.  As a result, our cost base was lower.  However despite not seeking additional contracts, we secured further Carbon Credit project contracts and managed to develop a significant pipeline of sources for additional potential projects, though we have written off our investment in Carbon Strategic, effective at December 31, 2013.

Administrative expenses were $11,002 during the fiscal year ended June 30, 2012.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had $1 in interest income for the fiscal year ended June 30, 2012, with $12 in transaction gains for the year ended June 30, 2012.

During the six months ended December 31, 2012, we had $0 in revenue with General and Administrative expenses of $980,975. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We had $58,844 in research and development for the six months ended December 31, 2012.  We had interest expense of $3,123, and $10 in transaction gains for the six months ended December 31, 2012, for a net loss of $1,042,932, and a total comprehensive loss of $1,043,342.

Liquidity and Capital Resources

We incurred a net loss of $5,132,138 for the year ended December 31, 2013.  Cash on hand at December 31,2013 totaled $404,927.  We are seeking additional debt or equity financing and require funding to continue our current and planned operations.  We can provide no assurance that we will be able to obtain such financing.  Our primary source of funding since July, 2013, has been Precept, for and on behalf of Prescient SP, which is our major shareholder.  Its ownership and control of over 90% of our outstanding voting securities may deter others from funding our operations; and its ability to elect all of the members of our Board of Directors may limit our negotiating position on the terms of any such funding. Our Newmark Loan, together with accrued interest, is due on June 30, 2014, by reason of our December 23, 2013, Settlement Agreement among us, our former President and certain of our other shareholders, including Newmark and its sole owner, Expedia. If we are unable to secure sufficient capital funding, we may need change our business and development plans.

At December 31, 2013, there was a balance of $2,112,150 due on the Newmark Loan, including accrued interest. The total Newmark Loan or any part thereof can be converted to fully paid shares of our common stock at Expedia’s (Newmark’s assignee) request; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than US$0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance under the Newmark Loan in November, 2012.  The conversion right is in the discretion of Expedia, and can only be made at the end of the term, which is now June 30, 2014.  It is highly unlikely that Expedia will convert the Newmark Loan to purchase shares of our common stock, as it conveyed the remaining 80,000,000 shares of our common stock that it held following the completion of the Settlement Agreement to Prescient SP on March 31, 2014, for an interest in Prescient SP. We do not currently have the funds to pay the Newmark Loan, though there are negotiations with Precept for and on behalf of Prescient SP to raise additional capital, of which no assurance can be given.

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided a letter of support to us summarizing the past funding of Precept for and on behalf of Prescient SP from July, 2013, to date (approximately $3,405,000), and expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by the Board through March 31, 2015, at the earliest and mentioned its majority ownership interest in Leclanché SA, with whom we executed a Joint Development and Marketing Agreement on April 9, 2014.  Stephen J. Barber, our CEO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept and Prescient SP. As their investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept and Prescient SP, including the shares of Oak Ridge owned by Prescient SP.  See Part III, Item 12.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2013, the six months ended December 31, 2012, or the fiscal year ended June 30, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013, THE SIX MONTHS ENDED DECEMBER 31, 2012, THE TWELVE MONTHS ENDED JUNE 30, 2012, AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008)THROUGH DECEMBER 31, 2013

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

TABLE OF CONTENTS

PAGES

Report of Independent Registered Public Accounting Firm

23

Consolidated Balance Sheets

24

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

      25

Consolidated Statements of Changes in Stockholders’ Deficit

      26

Consolidated Statements of Cash Flow

      27

Notes to the Consolidated Financial Statements

     28-36

[Anderson Bradshaw PLLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Oak Ridge Energy Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oak Ridge Energy Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for the twelve months ended December 31, 2013, the six months ended December 31, 2012, and for the twelve months ended June 30, 2012, and for the period from October 8, 2008 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Ridge Energy Technologies, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the twelve months ended December 31, 2013, the six months ended December 31, 2012 and for the twelve months ended June 30, 2012, and for the period from October 8, 2008 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 11, 2014

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012

	DECEMBER	DECEMBER
	31, 2013	31, 2012

ASSETS

Current assets
Cash and cash equivalents	$ 404,927	$ 165,800
Inventory	4,340	-
Investment	5,000	-
Prepaid expenses	18,763	-
Subscription receivable	150,000	-
Other current assets	1,521	5,651
Total current assets	584,551	171,451

Property and equipment, net	1,123,550	758,785
Long-term contract	193,297	443,297
Deposits	233,810	9,117

TOTAL ASSETS	$ 2,135,208	$ 1,382,650

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accruals	$ 542,570	$ 36,856
Related party convertible debt	2,000,000	1,000,000
Total current liabilities	2,542,570	1,036,856

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock - $0.001 par value, 200,000,000 shares	117,772	100,000
authorized, 117,772,221 and 100,000,000 issued and 107,272,221 and 100,000,000 outstanding at December 31, 2013 and 2012
Treasury stock at cost, 10,500,000 and 0 shares
At December 31, 2013 and 2012	-	-
Additional Paid-in Capital	6,297,820	1,936,610
Deficit accumulated during the development stage	(6,896,425)	(1,764,287)
Accumulated other comprehensive income (loss)	73,471	73,471
Total stockholders' equity (deficit)	(407,362)	345,794
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,135,208	$ 1,382,650

The accompanying notes form an integral part of these financial statements.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013, THE SIX MONTHS ENDED DECEMBER 31, 2012, THE TWELVE MONTHS ENDED JUNE 30, 2012, AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008)THROUGH DECEMBER 31, 2013

	Twelve months ended DECEMBER 31, 2013	Six months ended DECEMBER 31, 2012	Twelve months ended JUNE 30, 2012	From Inception (October 8, 2008) Through 12/31/2013

Revenue	$ -	$ -	$ -	$ -

Cost of service	-	-	-	-

Gross Income	-	-	-	-

Operating Expenses
General and administrative	3,113,451	980,975	11,002	4,740,854
Research and development	1,906,537	58,844	-	1,965,381
Income (loss) from operations	(5,019,988)	(1,039,819)	(11,002)	(6,706,235)

Other income (loss)
Interest income	-	-	1	103
Interest expense	(112,150)	(3,123)	-	(115,273)
Transaction gains	-	10	12	7,795
(Loss) on sale of investment	-	-	-	(82,815)
Total other income (loss)	(112,150)	(3,113)	13	(190,190)
Income (loss) before tax	(5,132,138)	(1,042,932)	(10,989)	(6,896,425)
Income tax benefit	-	-	-	-

Net income (loss)	$ (5,132,138)	$ (1,042,932)	$ (10,989)	$ (6,896,425)
Other Comprehensive Income
Foreign currency translation adjustment	-	(410)	785	73,471
Total Comprehensive Income (loss)	$ (5,132,138)	$ (1,043,342)	$ (10,204)	$ (6,,822,954)

Earnings per share, basic and diluted	$ (0.05)	$ (0.01)	$ (0.00)
Weighted average shares outstanding	107,174,082	96,810,022	94,130,440

The accompanying notes form an integral part of these financial statements.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2013

	Common Stock		Treasury	Treasury	Additional	Accumulated	Comprehensive	Total
	Shares	Par Value	Shares	At Cost	Paid-in Capital	Deficit	Income/(Loss)	Equity(Deficit)

Issued capital at inception	1	$ 1				$ -	$ -	$ 1
Recapitalization adjustment	94,130,439	94,129			(94,129)			-
Contributed capital					418,325			418,325
Net income (loss) for period		-				(8,268)		(8,268)
Foreign currency translation adjustment							31,269	31,269

Balance as at June 30, 2009	94,130,440	94,130	-	-	324,196	(8,268)	31,269	441,327
Contributed capital					199,354			199,354
Net income (loss) for period						(676,593)		(676,593)
Foreign currency translation adjustment							42,164	42,164

Balance as at June 30, 2010	94,130,440	94,130	-	-	523,550	(684,861)	73,433	6,252
Net income (loss) for period						(25,505)		(25,505)
Foreign currency translation adjustment							(337)	(337)

Balance as at June 30, 2011	94,130,440	94,130	-	-	523,550	(710,366)	73,096	(19,590)
Contributed capital					12,327			12,327
Net income (loss) for period						(10,989)		(10,989)
Foreign currency translation adjustment							785	785

Balance as at June 30, 2012	94,130,440	94,130	-	-	535,877	(721,355)	73,881	(17,467)
Acquisition of Oak Ridge	2,869,560	2,870			(52,870)			(50,000)
Contributed capital					856,603			856,603
Issued stock for separation	3,000,000	3,000			597,000			600,000
Net income (loss) for period						(1,042,932)		(1,042,932)
Foreign currency translation adjustment							(410)	(410)

Balance as at December 31, 2012	100,000,000	100,000	-	-	1,936,610	(1,764,287)	73,471	345,794
Issued stock for cash	13,888,888	13,889			2,486,093			2,499,982
Issued stock for services	200,000	200			63,800			64,000
Issued stock for debt	350,000	350			314,650			315,000
Issued stock in private placement	3,333,333	3,333			596,667			600,000
Treasury shares acquired			12,000,000
Issued stock for services			(1,500,000)		900,000			900,000
Net income (loss) for period						(5,132,138)		(5,132,138)

Balance as at December 31, 2013	117,772,221	$ 117,772	10,500,000	-	$ 6,297,820	$ (6,896,425)	$ 73,471	$ (407,362)

The accompanying notes form an integral part of these financial statements.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013, FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 THE TWELVE MONTHS ENDED JUNE 30, 2012, AND FOR THE PERIOD FROM INCEPTION (OCTOBER 8, 2008)THROUGH DECEMBER 31, 2013

	Twelve months ended DECEMBER 31, 2013	Six months ended DECEMBER 31, 2012	Twelve months ended JUNE 30, 2012	Inception Through DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (5,132,138)	$ (1,042,932)	$ (10,989)	$ (6,896,425)
Adjustment to reconcile net income/(loss)
to net cash used in operations:
Depreciation & amortization	215,533	-	-	224,770
Stock issued for services	964,000	600,000	-	1,564,000
Stock issued for settlement	315,000	-	-	315,000
Loss on sales of investment	-	-	-	82,815
Changes in inventory	(4,340)	-	-	(4,340)
Changes in prepaid expenses	(18,763)	-	-	(18,763)
Changes in long-term contract	250,000	(443,297)	-	(193,297)
Changes in security deposit	(2,793)	(9,117)	-	(11,910)
Changes in other current assets	4,130	(5,651)	-	(1,521)
Changes in accounts payable and accruals	505,714	(32,019)	(1,466)	491,550
Net cash used in operating activities	(2,903,657)	(933,016)	(12,455)	(4,448,121)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(580,298)	(758,785)	-	(1,348,320)
Long-term deposits	(221,900)	-	-	(221,900)
Purchase of investments	(5,000)	-	-	(153,988)
Proceeds from sale of investments	-	-	-	75,461
Net cash provided by (used in) investing activities	(807,198)	(758,785)	-	(1,648,747)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of ordinary shares	2,949,982	-	-	2,949,983
Shareholder contributions	-	856,603	12,327	1,486,610
Proceeds from convertible debt	1,000,000	1,000,000	-	2,000,000
Loan from related parties	-	-	-	71,610
Payments made on shareholder loan	-	-	-	(71,610)
Net cash provided by (used in) financing activities	3,949,982	1,856,603	12,327	6,436,593
Effect of foreign exchange rate on changes in cash		(410)	(64)	65,202
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239,127	164,392	(192)	404,927
Cash and cash equivalents at the beginning of the period	165,800	1,408	1,600	-
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 404,927	$ 165,800	$ 1,408	$ 404,927
Supplemental cash flow information
Cash paid for income taxes	-	-	-	-
Cash paid for interest	-	-	-	-
Non-cash investing and financing activities
Accounts payable and accruals assumed in
Recapitalization		$ 50,000		$ 50,000

The accompanying notes form an integral part of these financial statements.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These notes form an integral part of and should be read in conjunction with the accompanying accounts.

1. Domicile and activities

Oak Ridge Energy Technologies, Inc. (referred to hereafter as “the Company” or “Oak Ridge”) was incorporated on August 15, 1986, under the laws of the state of Colorado.  In 2002, the Company acquired its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”). The Company’s principal operation has been the further development and commercialization of the rechargeable thin-film lithium battery.

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

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies

a)

Basis of presentation

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Oak Ridge Energy Technologies, Inc. and  its wholly-owned subsidiaries, Carbon Strategic and Oak Ridge Nevada. All significant inter-company transactions have been eliminated in the consolidated financial statements.

b)

Revenue recognition

Revenue is measured at the fair value of consideration received or receivable. Revenue is reduced for estimated customer returns, rebates and other similar allowances.

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

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (Continued)

Deferred tax is recognized on the differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit, and are accounted for using the balance sheet liability method. Deferred tax liabilities are generally recognized for all taxable temporary differences and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences can be utilized. Such assets and liabilities are not recognized if the temporary difference arises from goodwill or from the initial recognition (other than in a business combination) of other assets and liabilities in a transaction that affects neither the taxable profit nor the accounting profit.

The carrying amount of deferred tax assets is reviewed at the end of each financial year and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered.

Deferred tax is calculated at the tax rates that are expected to apply in the year when the liability is settled or the asset realized based on the tax rates (and tax laws) that have been enacted or substantively enacted by the end of the financial year. Deferred tax is charged or credited to profit or loss, except when it relates to items charged or credited directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to setoff current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Current and deferred tax are recognized as an expense or income in the statement of operations, except when they relate to items credited or debited directly to equity, in which case the tax is also recognized directly in equity, or where they arise from the initial accounting for a business combination. In the case of a business combination, the tax effect is taken into account in calculating goodwill or determining the excess of the acquirer’s interest in the net fair value of the acquiree’s identifiable assets, liabilities and contingent liabilities over cost.

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

OAK RIDGE ENERGY TECHNOLOGIES, INC.

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

g)

Cash and cash equivalents

Cash and cash equivalents include cash in hand and bank deposits.  From time to time, the Company may maintain cash balances in excess of federally insured deposit limits.  Management periodically assesses the financial condition of its financial institutions and believes that the risk of loss is minimal.

h)

Inventory

Inventories are stated at the lower of cost or market value based upon the average cost or the first-in, first-out (FIFO) inventory method.  Inventory consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Raw materials	$1,000	$0
Supplies	3,340	0

Total Inventory	$4,340	$0

i)

Investment

The Company determines the appropriate classification of investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our investment as available-for-sale. We may or may not hold investments with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell investments prior to their stated maturities. As we view these investments as available to support current operations, we classify investments with maturities beyond 12 months as current assets and carry them at fair value, reporting any unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record as interest and other income, net. We determine any realized gains or losses on the sale of investments on a specific identification method, and we record such gains and losses as a component of interest and other income, net.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (Continued)

j)

Property and equipment

Property and equipment, recorded at cost, consists of the production equipment acquired for the manufacture of Lithium –ion battery cells and systems and assets used in the research and development of the thin-film lithium battery.  The assets are being depreciated over five and seven years using the straight-line method of depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Statement of Operations for the period. The cost of maintenance and repairs is expensed as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2013, 2012 and June 30, 2012, property and equipment consisted of the following:

	12/31/2013	12/31/2012	6/30/2012
Equipment	$1,348,320	$ 758,785	$ -
Less accumulated depreciation and amortization	(224,770)	-	-
	$1,123,550	$ 758,785	$ -

The property and equipment acquired during the period ended December 31, 2012, was not placed in service until 2013.

Thus, for the periods ended December 31, 2013, 2012 and June 30, 2012, depreciation expense was $224,770, $0, and $0.

The Company has also recorded long-term deposits, related to the purchase of property and equipment in the amount of $221,900 as of December 31, 2013

k)

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

l)

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

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (Continued)

l)  Basic and diluted earnings per share (continued)

The 94,130,440 common shares issued to Carbon Strategic former shareholders as a result of the reverse recapitalization described in Note 1 are assumed to have been outstanding since the beginning of the earliest period presented. The shares held by previous owners of Oak Ridge, which are deemed to be issued to acquire Oak Ridge, and shares issued for the consulting services provided as described in Note 4, are included from their date of issuance on October 8, 2012, on a weighted average basis. Potentially dilutive securities convertible into 10,000,000 shares of common stock were not included in the diluted earnings per share because the effects would be anti-dilutive.

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

The provision for income taxes consists of the following:

	12/31/2013	12/31/2012	6/30/2012
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Tax benefit	$-	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	12/31/2013	12/31/2012	6/30/2012
Loss per books	$5,132,138	$1,042,932	$10,989
Tax at statutory rate (35%)	1,796,248	$365,026	$3,846
Effects of
Stock based compensation	(1,279,000)	-	-
Amortization & depreciation	(298,300)	294,220	-
Non-deductible expenses	(112,150)	42,687	-
Increase in valuation allowance	(106,798)	(701,933)	(3,846)
Provision for income tax	$-	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2013, 2012 or June 30, 2012 or since inception.  The net operating loss carry forward will expire in various years through 2030. This carry forward may be limited based upon the change in control resulting from the consummation of the business combination. Tax years since 2009 are open for examination by the relevant tax authorities.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

The Company also issued 3,000,000 shares of common stock to a consultant and shareholder, at its fair value at $0.20 per share for services. Accordingly, the Company recorded stock based compensation in the amount of $600,000 during 2012. Concurrent with this transaction, the Company had paid $500,000 for a two-year consulting engagement.  As of December 31, 2013, the remaining prepaid long-term contract is $193,297.  Expense related to this contract was $250,000 for 2013.

In July, 2013 the Company entered an employment agreement and issued 200,000 shares of common stock valued at $64,000.  In addition, the Company has agreed to issue, after nine months, 200,000 warrants to purchase an additional 200,000 shares and after 15 months an additional 200,000 warrants to purchase an additional 200,000 shares, all “restricted securities,” at a reasonable price to be determined by the Company and the employee.  The warrants will have a “cashless” exercise feature.

On November 21, 2013, the Company issued 350,000 shares of common stock as part of a settlement agreement.  The shares were valued at $315,000 or $0.90 per share.

In December 2013, the Company issued 3,333,333 shares of common stock as part of a private placement.  The shares were valued at $600,000, or $0.18 per share.  Of this amount, $150,000 was recorded as subscriptions receivable as of December 31, 2013.  The $150,000 was received January 28, 2014.

In December 2013, the Company also completed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) among the former President and an entity affiliated with him, and certain other principal shareholders, which resulted in 12,000,000 shares of common stock being conveyed to the Company as Treasury Stock.  1,500,000 of such shares were subsequently issued to a current officer and director as compensation valued at $900,000.  The remaining 10,500,000 shares of Treasury Stock have been reserved for issuance under the 2014 Equity Incentive Plan (see Note 10).

5.  Going concern

The Company has accumulated losses from inception through December 31, 2013 of $6,896,425, has had negative cash flows from operating activities, and has not yet earned revenue from its planned principal operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.  Going concern   (Continued)

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided a letter of support to us summarizing the past funding of Precept for and on behalf of Prescient SP from July, 2013, to date (approximately $3,405,000), and expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by the Board through March 31, 2015.  Stephen J. Barber, our CEO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept and Prescient SP.  As their investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept and Prescient SP, including the shares of Oak Ridge owned by Prescient SP.

6. Related party convertible debt

The Company has borrowed $2 million to finance business operations from Newmark Investment Limited, a principal stockholder and the former owner of Carbon Strategic.  The terms of the notes include interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”  As of December 31, 2013, the Company has accrued interest of $112,150 on advances of $2,000,000.  The loan was extended to June 30, 2014.  The Company has also agreed to grant Expedia Holdings Limited, a Hong Kong organized company (“Expedia”), a lien on all of the Company’s equipment and intellectual property to secure payment of the loan and accrued interest.  Expedia is the sole owner of Newmark and assignee of loan.

7. Commitments, Contingencies

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

OAK RIDGE ENERGY TECHNOLOGIES, INC.

(a Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Lease commitment

The Company leases a facility in Melbourne, Florida which expires December 31, 2015. Rent expense for the year ended December 31, 2013 was $67,814. For the periods ended December 31, 2012, and June 30, 2012, the Company paid no rent, respectively, inasmuch as the lease period is effective for calendar years 2013 through 2015.  As of December 31, 2013, the future minimum rental commitment under this lease was $198,015.

Year	Amount

2014	$ 88,610
2015	109,405
Total	$ 198,015

9.  Change in year end

During 2012, the Company changed its fiscal year, which previously ended June 30, to end on December 31.

10. Subsequent events

The Company has evaluated subsequent events through the date of this filing and determined the following subsequent events.

The Company has accepted a Private Placement Subscription Agreement (the “Subscription Agreement”) from Precept Fund Management SPC, of Ground Floor, Harbour Centre, 42 North Church Street, George Town, Grand Cayman KY1-1110, Cayman Islands on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”), to purchase 1,416,667 shares of our $0.001 par value common stock comprised of “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission (the “SEC”) in consideration of $255,000 or approximately $0.18 per shares.  Prior to the subscription for these shares, Prescient SP owned 97,222,221 shares of our common stock or approximately 90.6% of our outstanding voting securities, all of which are comprised of common stock.  These shares have not been issued.

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

Effective as of February 20, 2013, we engaged Anderson Bradshaw PLLC to audit our financial statements starting with the year ended December 31, 2012.  During the our two most recent fiscal years ended December 31, 2011, and 2010, and any subsequent interim period prior to engaging Anderson Bradshaw PLLC, neither we nor anyone on our behalf consulted the newly engaged accountant regarding:

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

We provided Mantyla McReynolds LLC with a copy of the disclosure provided under this Item and have advised them to provide us with a letter addressed to the SEC as to whether they agreed or disagreed with the disclosures made herein.  A copy of their response was filed as an Exhibit to our 8-K Current Report dated February 20, 2013, and filed with the SEC on February 26, 2013.  See Part IV, Item 15.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, or December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties. We have engaged an in-house certified public accountant to address these weaknesses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2013, our internal controls over financial reporting were not effective, as described above in the evaluation of our disclosure controls and procedures.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Since December 31, 2013, we announced the following new officers or other positions:

Craig Nelson, to the position of Honorary Deputy CEO and Chief Operating Officer;

Stephen J. Barber as CEO and Director;

Bryan Urban as Director;

Armin Weiland as Director;

Dr. John Bates, Ph.D., as Chairman on our newly designated Scientific and Technology Committee; and

Anil Srivastava as Director.

Also subsequent to the year end, we increased the size of our Board of Directors from three to five members.  With this new Board in place, we established a Scientific and Technology Committee, adopted a new Business Conduct and Code of Ethics, an Insider Trading Policy and an equity incentive plan (the “2014 Equity Incentive Plan”).

On April 6, 2014, we entered into a Joint Development and Marketing Agreement (the Agreement”) with Leclanché S.A. (SIX Swiss Exchange: LCEN) (“Leclanché”), a company organized under the laws of Switzerland. The Agreement provides for the joint development and marketing of the respective products of the parties and for us to assist and support Leclanché’s market entry into the United States.  Under the Agreement, the Company has committed to allocate specific resources to provide our services and both parties wish to collaborate together to better evaluate the opportunities in the United States and to assess how best to address these issues and generally support each other’s business efforts in furtherance of supporting their respective customers based in North America.  The Agreement contains confidential information provisions for each party; outlines their objectives; the responsibilities of each party; and other customary provisions for such an Agreement.

Leclanché has developed and markets lithium-ion titanate cells using proprietary technology and process and also designs and develops customized battery systems for OEM and other customers and is interested in marketing its products and services in the United States.

The Company has accepted a Private Placement Subscription Agreement (the “Subscription Agreement”) from Precept Fund Management SPC, of Ground Floor, Harbour Centre, 42 North Church Street, George Town, Grand Cayman KY1-1110, Cayman Islands on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”), to purchase 1,416,667 shares of our $0.001 par value common stock comprised of “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission (the “SEC”) in consideration of $255,000 or approximately $0.18 per shares.  Prior to the subscription for these shares, Prescient SP owned 97,222,221 shares of our common stock or approximately 90.6% of our outstanding voting securities, all of which are comprised of common stock.

For additional information on these matters, see the heading “Business Development” of Part I, Item I, and the Current Reports referenced in Part IV, Item 15.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2013, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Stephen J. Barber	CEO	12/24/2013	*
	Director	12/24/2013	*
Jeffrey J. Flood	CEO	10/08/12	12/24/2013
	President	10/08/12	12/24/2013
	Director	10/08/12	12/24/2013
	Secretary	10/08/12	12/24/2013
	Treasurer	10/08/12	12/24/2013
Mark L. Meriwether	Vice President	03/04/13	*
	CEO President President Director Secretary Treasurer	03/31/02 02/14/01 03/31/02 02/14/01 02/14/01 02/14/01	10/08/12 01/15/02 10/08/12 * 10/08/12 10/08/12
Tomokazu Oishi	Director	7/1/2013	11/11/2013
Anil Srivastava	Director	2/24/2014	*
Bryan Urban	Director	12/24/2013	*
Armin Weiland	Director	02/11/2014	*

*

Presently serves in the capacities indicated opposite his name.

Background and Business Experience

Stephen J. Barber is currently 58 years old.  Mr. Barber has over 30 years of experience in the international business sector with dual qualifications in science and law, specializing in international corporate finance, mergers and acquisitions, asset acquisitions, corporate restructuring, offshore financing structures and the creation of new ventures, as well as government regulatory matters and counterterrorism risk management (especially terrorism financing structures) in a range of international jurisdictions.  Mr. Barber is self-employed and is currently the principal of Precept Asset Management Limited, the investment manager of Precept Fund Management Segregated Portfolio Corporation, and Prescient Fund Segregated Portfolio, a position he has held since December 9, 2013, and has been a director of Precept Investment Management Limited since March 15, 2013.

Mr. Barber has resided in Australia, the USA and Canada.  His entrepreneurial approach and strength at building long-term strategic alliances, coupled with his dual technical and corporate finance/law background, equips him with the skill-sets necessary to bridge the gap between the technical, operational, commercial and government regulatory aspects required to create a dynamically successful, strategically focused business.

He holds the degrees of B. App. Sc. (University of Southern Queensland), LL.B. & LL.M. (University of Adelaide), and an M.A. (Diplomacy) from Norwich University (VT).

Through the 1990s, Mr. Barber was Joint Managing Director of Wessex Fund Management Limited, a hedge fund he co-

founded in 1988, which focused on special situations and event-driven, risk-hedged investments, including distressed opportunities and corporate restructuring. Wessex also developed the first Capital Guaranteed Fund in Australia in response to the 1987 economic crash, which was highly successful in the late 1980s and early 1990s.

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

Anil Srivastava is 53 years of age.  Mr. Srivastava has extensive experience in international business management, including a good understanding of “Go To Market” aspects in a range of international markets; efficient management of worldwide business operations; experience in leading and managing business in both mature and emerging markets through growth and downturn cycles; building long-term relationships with customers at the most senior level worldwide, with particular sensitivity to cultural issues; developing and nurturing high-level connections with policy making authorities in many countries around the world; and extensive media handling experience.

Mr. Srivastava’s corporate experience spans across US, Asia and Europe. Starting as an Engineer in HP (1984-1993) through to a Regional Director; a Managing Director in AT&T/ Lucent Technologies (1994-2003); and an Executive Vice President in Alcatel (Oct. 2003 – Sept. 2008). From January 2009 to December 2011, Mr. Srivastava was the Chief Executive Officer of AREVA Renewables, reporting to the Chairman of the Executive Board, a wholly-owned subsidiary of AREVA SA, which is the largest Nuclear Engineering Company in the world.  He was also a Member of the Executive Committee of AREVA Group, and was recruited to develop its diversification plan into the Renewable Energies industry.

Since spring of 2012, Mr. Srivastava has been pursuing an entrepreneurial career. From June 2012 to October 2013, he was the Chief Executive Officer of Wind Kraft Union GmbH, one of the largest Offshore Wind Park Development Company in Germany. Most recently, Mr. Srivastava is engaged as an Executive Partner with Climate Holdings, BV (Nov. 2013 to present), a holding entity for operating companies in the Energy business.

Mr. Srivastava has a Master’s in Engineering from the National Institute of Technology in India and received an Executive MBA in Finance from the Wharton School of the University of Pennsylvania.

Bryan Urban is 49 years of age and is currently the Managing Partner at Silveron Capital Partners where he heads up a boutique investment banking and advisory team specializing in financing and M&A transactions for power and alternative energy companies. He founded Silveron in 2006 and is responsible for the firm’s strategic initiatives, client development and deal execution. Mr. Urban has over 20 years of energy development, finance and operational experience covering a broad array of power generation and energy infrastructure assets in the Americas and Asia/Pacific region. Mr. Urban also has many years of hands-on development and operational experience as the CFO of Panda Energy International, an independent power company active throughout the world and understands both demands of a growing energy company and the needs of capital investors. Early in his career, he spent five years with Arthur Andersen, where he was involved with both audit engagements and M&A transactions. Mr. Urban is a CPA and earned a Bachelor of Science from Indiana University.

Armin Weiland is 48 years of age and has over 20 years of experience in international corporate finance and direct equity investments, currently serving as an Independent Advisor.  He is directly involved in the field of energy/renewable energy investment and has been for over a decade and has been very actively involved in the energy storage sector for almost the same time.  Armin was the co-head of Partners Group’s European private equity team and formed part of their global private equity direct investment committee, while serving as a Director (2011-2013).  Partners Group AG is a multi-billion global asset management firm headquartered in Switzerland.  He also served as a Director of Partners Group UK Ltd. (2012-2013).  Prior to joining Partners Group, he was employed at HypoVereinsbank Group, ultimately heading global corporate finance (2001 to 2005); Deutsche Bank Group; and co-founded GermanCapital GmbH (2005 to present), a mid-market equity investor, which was subsequently integrated into Partners Group.  He graduated from European Business School in Germany and holds an MBA from James Madison University in Virginia.

Significant Employees

On January 10, 2014, we appointed Craig Nelson as Deputy CEO and Chief Operating Officer.

Craig Nelson is 64 years of age and has over 20 years experience in the Battery Industry, having come to the Company in October, 2012, where he has been responsible for overseeing all operations of the Company since his engagement as our facilities manager in Melbourne, Florida, including the purchase, installation, operation of our manufacturing equipment and supervision of our employees at this facility.  Prior to joining the Company, Mr. Nelson was the Chief Manufacturing Officer of Planar Energy Devices, Inc. of Orlando, Florida, beginning in 2008.  He joined Planar, the Battelle Venture funded Orlando, Florida based startup, pioneering Solid State Lithium Ion Batteries for consumer electronics and electric vehicles, to lead the Thin Film Deposition process and tool development aspect of its business; and designed and implemented new SPEED technology (Streaming Process for Electroless Electrochemical Deposition) tools in the liquid phase, vapor phase and gel phase of these batteries. He was also instrumental in developing rapid thermal annealing, flash lamp annealing and thermal calendering and lamination equipment for materials deposition and battery electrochemical cell assembly.

Mr. Nelson co-authored the Advanced Research Products Agency-Energy (“ARPAe”) proposal that resulted in a $5,000,000 Department of Energy grant for the technology development program; and he led Planar’s Cell Product  Development team tasked with creating a 900 Wh/L battery cell for the handset market and productizing the design from proof of principal operation to meeting client specifications, to building the pilot manufacturing line and eventually overseeing the construction of the manufacturing facility.

He received a BS degree in Physics in June, 1972, from Washington & Lee University.

He received a BS degree in Physics in June, 1972, from Washington & Lee University.

Dr. James K. Pugh is 47 years of age, is a scientific professional with broad-based experience in product development, technological analysis and research, general management and consulting.  He has many years of battery chemistry experience and battery product development and is commended as a hands-on scientist.  He is currently Director of Product Development with the Company.   He served as Director of Technology / Principal Scientist, at The ENSER Corporation from 2006 to 2013; Senior Scientist at Solicore from 2002 to 2006; and Senior Scientist at Valence Technology from 2001 to 2002.  He has also presided over a private consulting firm and has several publications and patents related to battery research and development.  His ability to interface with the customer base and general management skills will help guide the technical direction of the Company.

Dr. Pugh received his Doctor of Philosophy in Physical Organic Chemistry in 1998 from Oregon State University and a BS degree in Biology in 1991, from Boise State University.

Scientific and Technology Committee

Dr. John Bates, PhD. Chairman of our Scientific and Technology Committee and its only current member, is 72 years of age. He is our former CTO and was the leader of the thin film battery group at the Oak Ridge National Laboratory.  He is the discoverer of a thin film electrolyte, lithium phosphorus oxynitride (“Lipon”), that enabled the development of all solid state rechargeable thin film lithium and lithium-ion batteries; he holds over 25 patents in the area of thin film batteries and battery materials, device construction and packaging.  Dr. Bates recently was named a Battelle Distinguished Inventor.  He is a Fellow of the American Physical Society and a former winner of the Electrochemical Society Battery Research Award (2000); an R&D 100 Award (1996); and the Department of Energy Division of Materials Science Award (1994).  He received his Ph.D. in physical chemistry in 1968 from the University of Kentucky.

Directorships Held in Other Reporting Companies

Our officers and directors hold no other positions in any other reporting companies under the Exchange Act.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, founder or control person:

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

Founders and control persons.

To the best of our management’s knowledge, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading “Involvement in Certain Legal Proceedings” above.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2013, and to the date of this Annual Report, the following filings were not timely filed:

Form Required to be Filed	Name and Address of Beneficial Owner	Filing Due Date	Actual Filing Date
Form 4	Mark L. Meriwether	05/06/2013	05/07/2013
Form 3	Precept Fund Management	07/05/2013	12/31/2013
Form 4	Precept Fund Management	12/27/2013	12/31/2013
Form 3	Expedia*	01/24/14*	Directly*
Form 3	Armin Weiland	02/21/2014	3/24/2014
Form 4	Mark L. Meriwether	12/27/2013	04/07/2014
Schedule 13DA-1	Precept for Prescient SP and Stephen J. Barber	04/02/14	Directly
Form 4	Expedia*	04/02/14	Directly

*

No change of beneficial ownership of shares.  Newmark, which was 100% owned by Expedia, transferred all of its interest in shares of our common stock owned to Expedia (January 16, 2014); and Expedia transferred all of its interest in such shares to Prescient SP (March 31, 2014).

Code of Ethics and Insider Trading Policy

We have adopted a Business Conduct and Code of Ethics; and Insider Trading Policy.  These policies were attached, respectively, as Exhibit 14 and Exhibit 10.1 to our 8-K Current Report dated March 4, 2014, and filed with the SEC on March 12, 2014.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we have only five directors and executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because we have only five directors and executive officers and our business operations are conducted in one facility. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Scientific and Technology Committee

On February 11, 2014, we appointed John D. Bates, Ph.D., to our newly designated Scientific and Technology Committee.  Dr. Bates is the Chairman and only current member.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonquali-fied Deferred Compen-sation ($) (h)	All Other Compen-sation ($) (i)	Total Earnings ($) (j)
Stephen Barber, CEO and Director	12/31/13	0	0	0	0	0	0	0	0
Mark L. Meriwether Vice President and Director	12/31/13 12/31/12 12/31/11	0 0 0	0 0 0	(1) (1) 0	0 0 0	0 0 0	0 0 0	0 * 0	(1) (1) (2)
Jeffrey J. Flood, President, Treasurer and Director	12/31/13 12/31/12	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Bryan Urban	12/31/13	0	0	0	0	0	0	0	0

(1)  Meriwether Agreements

Meriwether Termination of Employment Fee Agreement

Section 10.10 of the SPA whereby we acquired Carbon Strategic on October 8, 2012, specified that Mr. Meriwether would be paid $150,000 and be issued 3,000,000 shares of our common stock comprised of Rule 144 defined “restricted securities; he was granted “piggy-back” registration rights on these 3,000,000 shares, subject to pro rata cut backs under SEC Rule 415.  In consideration of the cash and stock consideration, Mr. Meriwether terminated all employment agreements to which he and we were party; and resigned as our President, Secretary and Treasurer.  The Termination of Employment Fee Agreement was executed and delivered with the closing of the SPA and contained these terms.  Mr. Meriwether has been paid this sum and issued these shares.

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

This Consulting Agreement was amended effective December 24, 2013, extending it to October 8, 2014, and issuing Mr. Meriwether 1,500,000 shares of our common stock that was valued at $900,000, and which shares were acquired by us under the Settlement Agreement dated December 23, 2013, between us, our former President and certain other shareholders.  Mr. Meriwether was also paid $50,000, and we agreed to pay him an additional $150,000 on the completion of certain terms, namely, upon the Company’s achievement of an AIM stock exchange listing or upon the Company’s raise of additional capital in an amount equal to or exceeding US$7,000,000 from any source other than current investors in the Company.  This amendment was part of the Precept Private Placement Subscription Agreement for Prescient SP that was executed on December 24, 2013, and this information was filed with the SEC in our 8-K Current Report dated December 23, 2013, and filed with the SEC on December 31, 2013.  See Part IV, Item 15.

This compensation is included in our audited financial statements for the years ended December 31, 2013, and 2012, as applicable.  See Item 8.

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

This compensation is not included in our audited financial statements for the years ended December 31, 2013, and 2012, because Carbon Strategic was considered to be the acquiring party under the Carbon Strategic SPA that was completed on October 8, 2012; however, see the heading “Business Development” of Part I, Item 1, and Part III, Item 13.

Outstanding Equity Awards

We have 10,500,000 shares authorized and reserved for issuance under our 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”) as adopted by our Board of Directors for the benefit of our directors, officers and employees or consultants and to retain the services and loyalty of these persons and others who may be beneficiaries of any such plans.  For additional information on our 2014 Equity Incentive Plan, see our 8-K Current Report dated March 4, 2014, and filed with the SEC on March 12, 2014.  See Part IV, Item 15.

The 10,500,000 shares reserved for issuance under our 2014 Equity Incentive Plan were acquired by us and reserved for issuance under a plan like the 2014 Equity Incentive Plan under the Settlement Agreement between us and others dated December 23, 2013, a copy of which was filed with our 8-K Current Report dated December 23, 2013, which was filed with the SEC on December 31, 2013.  See Part IV, Item 15.  Also, see the heading “Developments during the Year Ended December 31, 2013” under Part I, Item I.

No awards have been granted under the 2014 Equity Incentive Plan, though grants are expected to be considered and adopted by our Board of Directors, once we are able to file an S-8 Registration Statement registering the shares of common stock reserved for issuance thereunder, with vesting, holding period requirements and lock-up-leak-out resale conditions as the Board of Directors may determine.  Our 10-K Annual Report for the year ended December 31, 2013, was not filed until April 24, 2013, which means that we will not have satisfied the requirement of SEC Form S-8 that all of our reports are required to be timely filed for the past 12 months until on or about April 24, 2014.

Compensation of Directors

No director received any compensation for service as a director during the years ended December 31, 2013 and 2012.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner(1), (2)	Amount and Nature of Beneficial Owner(1), (2)	Percent of Class(1), (2)
Common Stock	Precept for Prescient SP	98,638,888 (2)	90.8%

(1) Percentages are based on 108,688,888 shares of common stock being outstanding on the date of this Annual Report, which assumes that (i) the 1,416,667 shares subscribed by Precept for and on behalf of Prescient on April 9, 2014, have been issued and are outstanding, and (ii) the outstanding Newmark Loan of $2,000,000 will not be converted into the purchase of shares of our common stock at 50% of the 50 day average VWAP, as outlined in the heading “Liquidity and Capital Resources” of Part II, Item 2.  The conversion right is in the discretion of Expedia, and can only be made at the end of the term, which is now June 30, 2014.  Also see Part III, Item 13.

(2) Stephen J. Barber, our CEO and a director, is the 100% beneficial owner and a director of Precept Asset Management Limited (“PAML”), which is the investment manager of Precept and Prescient SP. Prescient SP is the beneficial owner of the common stock; however, as the investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept and Prescient SP, including the shares of Oak Ridge owned by Prescient SP.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Stephen J. Barber (2)	98,638,888 (2)	90.8%
Common Stock	Mark L. Meriwether	1,739,015(3)	1.6%
Common Stock	Anil Srivastava	0.0%
Common Stock	Bryan Urban	0.0%
Common Stock	Armin Weiland	0.0%

(1) Percentages are based on 108,688,888 shares of common stock being outstanding on the date of this Annual Report.

(2) Stephen J. Barber, our CEO and a director, is the 100% beneficial owner and a director of Precept Asset Management Limited (“PAML”), which is the investment manager of Prescient SP.  Prescient SP is the beneficial owner of the common stock; however, as the investment manager, PAML has been delegated  the authority to make investment decisions and vote interests held by Precept and Prescient SP, including the shares of Oak Ridge owned by Prescient SP.

(3) Mr. Meriwether directly owns 1,703,346 shares and 35,669 shares owned indirectly by an entity owned by Mr. Meriwether.

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

Changes in Control

The closing of the Carbon Strategic SPA on October 8, 2012, resulted in a change in control of our Company.  Newmark or its designees were issued 94,130,440 shares, which equaled approximately 94.1% of our outstanding voting securities on that date.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	10,500,000	None	10,500,000
Total	10,500,000	None	10,500,000

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

We entered into a Private Placement Subscription Agreement whereby Precept on behalf of Prescient SP purchased 1,416,677 shares of our common stock for an aggregate of $255,000 or approximately $0.18 per share (April 9, 2014).

We entered into a Joint Development and Marketing Agreement with Leclanché S.A. on April 6, 2014.  The Joint Development and Marketing Agreement provides for the joint development and marketing of the respective products of the parties and for us to assist and support Leclanché’s market entry into the United States.  Under the Agreement, we have committed to allocate specific resources to provide our services and both parties wish to collaborate together to better evaluate the opportunities in the United States and to assess how best to address these issues and generally support each other’s business efforts in furtherance of supporting their respective customers based in North America.

Precept has a 50.1% direct ownership in Leclanché and formally acts in concert with the second largest shareholder of Leclanché; they collectively own or control approximately 72.5% of the outstanding voting securities of Leclanché.

Stephen J. Barber, our CEO and a director, is the 100% beneficial owner and a director of Precept Asset Management Limited (“PAML”), which is the investment manager of Prescient SP.  Prescient SP is the beneficial owner of the common stock, however, as the investment manager, PAML has been delegated  the authority to make investment decisions and vote interests held by Precept and Prescient SP, including the shares of Oak Ridge owned by Prescient SP and the shares of Leclanché owned by Precept.

Prescient SP acquired 80,000,000 shares of our common stock from Expedia on March 31, 2014, in exchange for an interest in Prescient SP.  These shares were previously owned by Newmark. Expedia is beneficial owner of 100% of Newmark, and acquired these shares from Newmark on or about January 16, 2014.

On January 10, 2014, our Board of Directors agreed to grant Expedia, the sole owner of Newmark and the assignee of the $2,000,000 Newmark Loan, a lien on all of our equipment and intellectual property, to secure payment of this loan and accrued interest.  The Newmark Loan, together with applicable interest, is currently due on June 30, 2014.  The effective date of the lien is February 24, 2014, though the requisite documentation regarding the lien was not executed by us until March 31, 2014. Appropriate UCC and U.S. Patent Office filings are currently being made to finalize the lien.

Under the Private Placement Subscription Agreement of Precept for Prescient SP, the Meriwether Consulting Agreement was amended effective December 24, 2013, extending it to October 8, 2014, and issuing Mr. Meriwether 1,500,000 shares of our common stock that was valued at $900,000, and which shares were acquired by us under the Settlement Agreement dated December 23, 2013, between us, our former President and certain other shareholders.  Mr. Meriwether was also paid $50,000, and we agreed to pay him an additional $150,000 on the completion of certain terms, namely, upon the Company’s achievement of an AIM stock exchange listing or upon the Company’s raise of additional capital in an amount equal to or exceeding US$7,000,000 from any source other than current investors in the Company.

Effective December 24, 2013, we entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) among Precept, for and on behalf of Prescient SP, Newmark and Oak Ridge pursuant to which, among other things, Prescient SP subscribed to purchase 3,333,333 shares of our common stock comprised of “restricted securities” as defined under SEC Rule 144 in consideration of an aggregate of approximately $600,000 or approximately $0.18 per share.

Our Newmark Loan, together with accrued interest, is due on June 30, 2014, by reason of our December 23, 2013, Settlement Agreement among us, our former President and certain of our other shareholders, including Newmark and its sole owner, Expedia. Due to the economic downturn and a difficult financing environment, we may have to change our business and development plans.  At December 31, 2013, there was a balance of $2,112,150 due on the Newmark Loan, including accrued interest. The total Newmark Loan or any part thereof can be converted to fully paid shares of our  common stock at Expedia’s (Newmark’s assignee) request; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than US$0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance under the Newmark Loan in November, 2012.

Our Newmark Loan, together with accrued interest, is due on June 30, 2014, by reason of our Settlement Agreement among us, our former President and certain of our other shareholders, including Newmark and its sole owner, Expedia. Due to the economic downturn and a difficult financing environment, we may have to change our development plan.  At December 31, 2013, there was a balance of $2,120,000 due on the Newmark Loan. The total Newmark Loan or any part thereof can be converted to fully paid shares of our  common stock at Expedia’s (Newmark’s assignee) request; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance under the Newmark Loan in November, 2012.

On April 18, 2012, we issued Mark L. Meriwether, our then President, Secretary and director (now our Vice President, a director and a Consultant), 312,000 shares of “restricted” common stock at $0.10 per share as payment for $31,200 owed to Mr. Meriwether, $12,000 for cash advances to the Company and $19,200 as compensation for services rendered.

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

Parents of the Smaller Reporting Company

We have no parents, though Precept for Prescient SP may be considered to be our parent by virtue of owning in excess of 90% of our outstanding voting securities.

Director Independence

We have one independent directors serving on our Board of Directors, Anil Srivastava.  We have utilized NASDAQ standards in making this determination.

NASDAQ has specified factors that would preclude a director of the listed company from being considered independent, of which the following is a brief summary, qualified in its entirety by references to NASDAQ Rule 4200(a)(15):

°

Employment by the listed company within the last three years or employment by a subsidiary or parent of the listed company within the last three years;

°

Receipt of payments over $60,000 during any of the past three years by the director or by a member of the director's family unless the payments were for being a member of the listed company’s board of directors, a salary for family members who were non-executive employees or non-discretionary compensation;

°

Status in any of the past three years in any entity doing business with the listed company as a controlling shareholder or executive officer or a member of a family with a person who is a controlling shareholder or executive officer of that entity, if the business was greater than 5% of gross revenues of that entity or of the listed company or greater than $200,000, unless the payments came only from an investment in the listed company's securities or were non-discretionary matching charitable contributions;

°

Service as an executive officer of another organization if during the last three years any executive officer of the NASDAQ-listed company served on the compensation committee of the other organization;

°

Association with the outside auditor of the listed company, including current partners or family members who are current partners of the outside auditor of the listed company or partners or employees of the outside auditor who worked on the listed company's audit within the last three years.

Family members are defined in NASDAQ Rule 4200(a)(14) as parents, children, and brothers and sisters (including in-laws) of the director and anyone living in the home of the director.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during calendar years ended December 31, 2013, and 2012:

Fee Category	12/31/13	12/31/12
Audit Fees	$75,684	$23,785
Audit-related Fees	$0	$0
Tax Fees	$2,500	$0
All Other Fees	$0	$0
Total Fees	$78,184	$23,785

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2013, contained in Part II, Item 8, which are incorporated herein by this reference.

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

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document(3)

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document(3)

101 SCH

XBRL Taxonomy Extension Schema Document(3)

Where Incorporated In This Annual Report(1), (2)
Current Report on Form 8-K dated April 6, 2014, and filed with the SEC on April 10, 2014	Part I, Item 1
Amended Quarterly Report on Form 10Q/A for the quarter ended September 30, 2013, and filed with the SEC on April 8, 2014	Part I, Item 3

Current Report on Form 8-K dated March 5, 2014, and filed with the SEC on March 5, 2014 99.1 Press Release regarding Strategic Alliance with Leclanché SA 99.2 Letter to Shareholders	Part I, Item1
Current Report on Form 8-K dated March 4, 2014, and filed with the SEC on March 12, 2014 10.1 Insider Trading Policy (2) 10.2 2014 Equity Incentive Plan (2) 14 Business Conduct and Code of Ethics (2)	Part I, Item 1
Current Report on Form 8-K dated February 27, 2014, and filed with the SEC on February 27, 2014 99 Press Release regarding Business Advisory Committee	Part I, Item 1
Current Report on Form 8-K dated February 24, 2014, and filed with the SEC on February 28, 2014 99 Press Release regarding appointment of Anil Srivastava	Part I, Item 1
Current Report on Form 8-K dated February 11, 2014, and filed with the SEC on February 21, 2014 99 Press Release regarding appointment of Armin Weiland	Part I, Item 1
Current Report on Form 8-K dated January 21, 2014, and filed with the SEC on January 21, 2014 99 Press Release regarding appointment of Stephen J. Barber and Bryan Urban	Part I, Item 1
Current Report on Form 8-K dated January 10, 2014, and filed with the SEC on January 17, 2014 10 James Pugh Employment Agreement	Part I, Item 1

Current Report on Form 8-K dated December 23, 2013, and filed with the SEC on December 31, 2013.

3 (ii)    Bylaws

10.1     Settlement Agreement and Mutual Release

10.2     Private Placement Subscription Agreement

Part I, Item 1
Current Report on Form 8-K dated August 1, 2013, and filed with the SEC on August 22, 2013. 10 Craig Nelson Employment Agreement	Part I, Item 1
Current Report on Form 8-K dated July 1, 2013, and filed with the SEC on July 8, 2013. 10 Private Placement Subscription Agreement (Non-US Person)	Part I, Item 1
Current Report on Form 8-K dated February 20, 2013, and filed with the SEC on February 26, 2013 16.1 Letter regarding change in Certifying Accountant.	Part II, Item 9

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

OAK RIDGE ENERGY TECHNOLOGIES, INC.

Date:	April 15, 2014	By:	/s/Stephen J. Barber
Stephen Barber
CEO, acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

Date:	April 15, 2014	By:	/s/Stephen J. Barber
Stephen Barber
CEO, acting CFO and Director

Date:	April 15, 2014	By:	/s/Mark L. Meriwether
Mark L. Meriwether
Vice President and Director

Date:	April 15, 2014	By:	/s/Anil Srivastava
Anil Srivastava
Director

Date:	April 15, 2014	By:	/s/Bryan Urban
Bryan Urban
Director

Date:	April 15, 2014	By:	/s/Armin Weiland
Armin Weiland
Director