Form 10-Q
period 2014-03-31
Oak Ridge Energy Technologies, Inc.
filed 2014-05-16
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 15, 2014 – 108,688,888 shares of common stock.

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oak Ridge Energy Technologies, Inc., a Colorado corporation and its subsidiaries, Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”).  Our wholly-owned subsidiary, Carbon Strategic Pte Ltd, a Singapore corporation (“Carbon Strategic”), is inactive and has no assets; we are beginning the process dissolving Carbon Strategic.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future; competition within our chosen industry; our current and intended business; our assets and plans; the effect of applicable United States and foreign laws, rules and regulations; and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014, and referenced in Item 6.01 below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Company.

Oak Ridge Energy Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	Mar 31, 2014	Dec 31, 2013
Assets	(Unaudited)
Current assets
Cash	$345	$404,927
Inventory	7,506	4,340
Investments	5,000	5,000
Prepaid expenses	-	18,763
Subscription receivable	-	150,000
Other current assets	-	1,521
Total current assets	12,851	584,551

Fixed assets – net	1,074,126	1,123,550
Long-term contract	130,797	193,297
Deposits	233,810	233,810

Total assets	$1,451,584	$2,135,208

Liabilities and Shareholders’ Equity
Accounts payable and accruals	$942,083	$542,570
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,942,083	2,542,570

Shareholders’ Equity
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 200,000,000 shares authorized 107,272,221 issued and outstanding at March 31, 2014 and 117,772,221 issued 107,272,221 outstanding at December 31, 2013	107,272	117,772
Treasury stock at cost, 0 shares at March 31, 2014 and 10,500,000 shares at December 31, 2013	-	-
Additional paid-in capital	6,308,320	6,297,820
Deficit accumulated during the development stage	(7,979,562)	(6,896,425)
Accumulated other comprehensive income (loss)	73,471	73,471
Total stockholders’ equity (deficit)	(1,490,499)	(407,362)

Total liabilities and stockholders’ equity (deficit)	$1,451,584	$2,135,208

See Accompanying Notes to the Financial Statements

Oak Ridge Energy Technologies, Inc.

 (A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31		From Inception [October 8, 2008] to March 31,
	2014	2013	2014
Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative	647,271	279,187	5,388,125
Research and development	406,277	282,162	2,371,658
Total operating expenses	1,053,548	561,349	7,759,783
Operating income/(loss)	(1,053,548)	(561,349)	(7,759,783)

Other income/(expenses):
Interest and other income	-	-	103
Interest expense	(29,589)	(18,205)	(144,862)
Transaction gains	-	-	7,795
(Loss) on sale of investment	-	-	(82,815)
Total other income/(expenses)	(29,589)	(18,205)	(219,779)
Net income/(loss) before tax	(1,083,137)	(579,554)	(7,979,562)
Income tax benefit	-	-	-
Net loss	$(1,083,137)	$(579,554)	$ (7,979,562)
Other Comprehensive Income
Foreign currency translation adjustment	-	-	73,471
Total Comprehensive Income (Loss)	$(1,083,137)	$ (579,554)	$ (7,906,091)
Basic loss per share, basic and diluted	($0.01)	$(0.01)
Basic weighted shares outstanding, basic and diluted	107,272,221	100,000,000

See Accompanying Notes to the Financial Statements

Oak Ridge Energy Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From Inception [October 8, 2008] to March 31,
	2014	2013	2014
Cash flow from operating activities:
Net income/(loss)	$ (1,083,137)	$(579,554)	$ (7,979,562)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	79,723	42,569	304,493
(Gain)/loss on sale of investments	-	-	82,815
Stock issued for services	-	-	1,564,000
Stock issued for settlement	-	-	315,000
(Increase)/decrease in inventory	(3,166)	(3,340)	(7,506)
(Increase)/decrease in long-term contract	62,500	62,500	(130,797)
(Increase)/decrease in prepaid expenses	18,763	(1,125)	-
(Increase)/decrease in security deposit	-	-	(11,910)
Increase)/decrease in other current assets	1,521	-	-
Increase/(decrease) in accounts payable and accruals	399,513	23,048	891,063
Net cash used in operating activities	(524,283)	(455,902)	(4,972,404)

Cash Flow from investing activities:
Purchase of fixed assets	(30,299)	(129,023)	(1,378,619)
Long-term deposit	-	-	(221,900)
Purchase of investments	-	-	(153,988)
Proceeds from sale of investments	-	-	75,461
Net cash used in investing activities	(30,299)	(129,023)	(1,679,046)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	-	-	2,949,983
Proceeds from private placement	150,000	-	1,636,610
Loan from convertible debt – related party	-	750,000	2,000,000
Loan from related parties	-	-	71,610
Payments made on shareholder loan	-	-	(71,610)
Net cash provided by financing activities	150,000	750,000	6,586,593
Effect of foreign exchange rate on changes in cash	-	-	65,202
Net increase (decrease) in cash and cash equivalents	(404,582)	165,075	345
Cash and cash equivalents, beginning of period	404,927	165,800	-
Cash and cash equivalents, end of period	345	330,875	345
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0

See Accompanying Notes to the Financial Statements.

Oak Ridge Energy Technologies, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2013, financial statements.  Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 6 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three  month periods ended March 31, 2014, and 2013, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 7 – Common Stock

The Company has accepted a Private Placement Subscription Agreement (the “Subscription Agreement”) from Precept Fund Management SPC (“Precept”), of Ground Floor, Harbour Centre, 42 North Church Street, George Town, Grand Cayman KY1-1110, Cayman Islands on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”), to purchase 1,416,667 shares of our $0.001 par value common stock comprised of “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission (the “SEC”) in consideration of $255,000 or approximately $0.18 per shares.  Prior to the subscription for these shares, Prescient SP owned 97,222,221 shares of our common stock or approximately 90.6% of our outstanding voting securities, all of which are comprised of common stock.  These shares were issued on May 13, 2014 (see Note 9 below).

In July, 2013 the Company entered an employment agreement and has agreed to issue, after nine months, 200,000 warrants to purchase an additional 200,000 shares and after 15 months an additional 200,000 warrants to purchase an additional 200,000 shares, all “restricted securities,” at a reasonable price to be determined by the Company and the employee.  The warrants will have a “cashless” exercise feature.   No agreement on the exercise price has been reached, and no warrants have been issued.

On March 24, 2014, 10,500,000 treasury shares were cancelled.

Note 8 -- Related party convertible debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company (“Newmark”), a former principal stockholder of the Company and the former owner of Carbon Strategic Pte Ltd, a Singapore organized corporation and the Company’s inactive wholly-owned subsidiary (“Carbon Strategic”).  The terms of the notes include interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of Oak Ridge at Newmark’s request at the end of loan period; and our shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of Oak Ridge on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which is the approximate current trading price of our common stock that has a limited trading volume on the OTCBB under the trading symbol “OKME.”  As of December 31, 2013, the Company has accrued interest of $112,150 on advances of $2,000,000.  The loan was extended to June 30, 2014, and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  The Company had also agreed to grant, a lien on all of the Company’s equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014.  Expedia is the sole owner of Newmark and assignee of loan.  Accrued interest payable on the convertible note was $141,740, and is included in accounts payable and accruals as of March 31, 2014.

Note 9 – Subsequent Events

The Company has evaluated subsequent events for potential recognition and disclosure up to the date the condensed consolidated financial statements were issued and determined that the following subsequent events occurred and require recognition or disclosure.

On April 6, 2014, the Company entered into a Joint Development and Marketing Agreement (the Agreement”) with Leclanché S.A. (SIX Swiss Exchange: LCEN) (“Leclanché”), a company organized under the laws of Switzerland. The Agreement provides for the joint development and marketing of the respective products of the parties and for us to assist and support Leclanché’s market entry into the United States.  Under the Agreement, we have committed to allocate specific resources to provide our services and both parties wish to collaborate together to better evaluate the opportunities in the United States and to assess how best to address these issues and generally support each other’s business efforts in furtherance of supporting their respective customers based in North America.

On May 13, 2014, the Company issued 1,416,667 shares of common stock to Prescient SP under the Subscription Agreement mentioned in Note 7 above.

Silveron Capital Partners, which is owned by one of the Company’s directors, loaned the Company $36,642, during the period from May 1, 2014, through May 9, 2014.  The loan is due on demand.  The funds were used for payment of current expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Oak Ridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oak Ridge Energy Technologies, Inc., a Colorado corporation, and its subsidiaries, Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”).

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future; competition within our chosen industry; our current and intended business; our assets and plans; the effect of applicable United States and foreign laws, rules and regulations; and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the SEC, including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014, and referenced in Item 6.01 below.. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operation

Our Plan of Operation for 2014 consists of the following objectives:

(1) The execution of the Leclanché S.A. Joint Development and Marketing Agreement (see Part II, Item 5, below) will position us to bring current Leclanché products into the U. S. market. We will undertake marketing and sales of these energy storage products to the residential, independent power producers and utilities markets. We will also perform product assembly and testing in the U. S., along with installation, start-up and ongoing customer service.

(2) Continue our efforts to develop and deploy pressure tolerant enhanced safety cells to the UAS (Unmanned Autonomous Systems) markets, primarily for UUV’s and UAV’s, with the planned delivery test cells for advanced abuse testing by a major systems integrator in June, 2014.

(3) Continue our business development and sales and marketing efforts to secure battery system supply arrangements in the product areas of electric fleet vehicles, back-up power opportunities and military, marine and industrial applications.

 (4) Deploy both technical and business resources to support Precept Fund Management SPC (“Precept”) for and on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”) planned merger and acquisition activities in the energy storage industry.

During 2014, we will focus less on our efforts related to our thin film battery technology and the manufacturing process for our thin film batteries, but this will remain a long-term objective of the Company.

Results of Operations

For the three month period ended March 3, 2014, compared to the three month period ended March 31, 2013

During the three months ended March 31, 2014, we had $0 in revenue with general and administrative expenses of $647,271. These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $406,277 in research and development costs, for total operating expenses of $1,053,548.  We had interest expense of $29,589 for the three months ended March 31, 2014, for a net loss of $1,083,137, and a total comprehensive loss of $1,083,137.  For the period from inception on October 8, 2008, to March 31, 2014, we had a net loss of $7,979,562, and we had $73,471 in foreign currency translation adjustment for a total comprehensive loss of $7,906,091.

During the three months ended March 31, 2013, we had $0 in revenues, with $279,187 attributable to general and administrative expenses, $282,162 in research and development costs and $18,205 in interest expense, for a net loss of $579,554, and total comprehensive loss of $579,554.

The increases in general and administrative expenses and research and development costs during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, were the result of our focus on continued research and development related to our energy storage products and technology and our efforts to consolidate our energy storage products in the energy storage industry, along with travel and related expenses of our additional members of management and others for meetings held during the quarter ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2014, we had $345 in cash.

We incurred a net loss of $1,083,137 for the quarter ended March 31, 2014.  Cash on hand totaled $345.  We are seeking additional debt or equity financing and require funding to continue our current and planned operations.  We can provide no assurance that we will be able to obtain such financing.  Our primary source of funding since July, 2013, has been Precept, for and on behalf of Prescient SP, which is our major shareholder.  Its ownership and control of over 90% of our outstanding voting securities may deter others from funding our operations; and its ability to elect all of the members of our Board of Directors may limit our negotiating position on the terms of any such funding.  Our Newmark Loan (see Note 8 of our Condensed Consolidated Financial Statements above), together with accrued interest, is due on June 30, 2014, by reason of our December 23, 2013, Settlement Agreement among us, our former President and certain of our other shareholders, including Newmark Investments Limited (“Newmark”) and its sole owner, Expedia Holdings Limited (“Expedia”). If we are unable to secure sufficient capital funding, we may need change our business and development plans.

At March 31, 2014, there was a balance of $2,141,740 due on the Newmark Loan, including accrued interest. The total Newmark Loan or any part thereof can be converted to fully paid shares of our common stock at Expedia’s (Newmark’s assignee) request; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than US$0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance under the Newmark Loan in November, 2012.  The conversion right is in the discretion of Expedia, and can only be made at the end of the term, which is now June 30, 2014.  It is highly unlikely that Expedia will convert the Newmark Loan to purchase shares of our common stock, as it conveyed the remaining 80,000,000 shares of our common stock that it held following the completion of the Settlement Agreement to Prescient SP on March 31, 2014, for an interest in Prescient SP. We do not currently have the funds to pay the Newmark Loan, though there are negotiations with Precept for and on behalf of Prescient SP to raise additional capital, of which no assurance can be given.

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided a letter of support to us summarizing the past funding of Precept for and on behalf of Prescient SP from July, 2013, to date (approximately $3,405,000), and expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by the Board through March 31, 2015, at the earliest and mentioned its majority ownership interest in Leclanché, with whom we executed a Joint Development and Marketing Agreement on April 9, 2014.  Stephen J. Barber, our CEO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept and Prescient SP. As their investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept and Prescient SP, including the shares of Oak Ridge owned by Prescient SP.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the three months ended March 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, or March 31, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties.  We have engaged an in-house certified public accountant to address these weaknesses.

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

Item 1A.  Risk Factors.

Not required; however, see Item 1A of our 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014, and referenced in Item 6.01 below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective April 7, 2014, we accepted an Amended Private Placement Subscription Agreement (the “Subscription Agreement”) from Precept, on behalf of Prescient SP, to purchase 1,416,667 shares of our $0.001 par value common stock comprised of “restricted securities” as defined in SEC Rule 144 in consideration of $255,000 or approximately $0.18 per share.  Prior to the subscription for these shares, Prescient SP owned 97,222,221 shares of our common stock or approximately 90.6% of our outstanding voting securities, all of which are comprised of common stock.  For additional information, see our 8-K Current Report dated April 6, 2014, which was filed with the SEC on April 11, 2014, and as amended on May 13, 2014, and referenced in Item 6.01.

These shares were offered and sold in a transaction exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and under SEC Regulation S, which exempts offers and sales of securities to non-“U.S. Persons.”

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

(i)

On April 6, 2014, we entered into a Joint Development and Marketing Agreement (the Agreement”) with Leclanché. S.A. (SIX Swiss Exchange: LCEN) (“Leclanché”), a company organized under the laws of Switzerland. The Agreement provides for the joint development and marketing of the respective products of the parties and for us to assist and support Leclanché’s market entry into the United States.  Under the Agreement, we have committed to allocate specific resources to provide our services and both parties wish to collaborate together to better evaluate the opportunities in the United States and to assess how best to address these issues and generally support each other’s business efforts in furtherance of supporting their respective customers based in North America.  The Agreement contains confidential information provisions for each party; outlines their objectives; the responsibilities of each party; and other customary provisions for such an Agreement.  For additional information, see our 8-K Current Report dated April 6, 2014, which was filed with the SEC on April 11, 2014, and referenced in Item 6.01.

Our operations plan for our Melbourne facility is being aligned to maximize the opportunities associated with this Agreement as management from both companies look for the many synergies between the companies to reduce costs and duplication of employee efforts as they enter this period of collaboration.

Our responsibilities under the Agreement will initially be focused on market research and customer engagement in North America.  Consequently, we have formed a Grid Storage Product team to introduce the Leclanché product line into residential systems into major grid storage systems and for marketing in North America.

Leclanché has developed and markets lithium-ion titanate cells using proprietary technology and process and also designs and develops customized battery systems for OEM and other customers and is interested in marketing its products and services in the United States.

(ii)

Mesdi Systems Incorporated, which we engaged in February, 2012, to develop a low-cost and scalable thin film deposition process for solid state electrolytes for lithium ion batteries, advised us on April 9, 2014, that it was ceasing principal business operations.

(iii)

 Effective on May 3, 2014, James P. McDougall resigned from our Business Advisory Committee due to other engagements and time constraints.  For additional information on his appointment, see our 8-K Current Report dated February 11, 2014, which was filed with the SEC on February 21, 2014.

(iv)

We will attend the Association for Unmanned Vehicle Systems symposium during May, 2014.

Item 6 Exhibits.

Exhibit No.                         Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Barber, President and Director.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Stephen J. Barber, President and Director.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Current Report on Form 8-K dated April 6, 2014, which was filed with the SEC on April 11, 2014, and amended Current Report on Form 8-KA filed on May 13, 2014, regarding our acceptance of a Subscription Agreement in the amount of $255,000.

Current Report on Form 8-K dated April 6, 2014, which was filed with the SEC on April 11, 2014, regarding our Joint Development and Marketing Agreement with Leclanché S.A.

Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014.

Current Report on Form 8-K dated February 11, 2014, which was filed with the SEC on February 21, 2014.

Current Report on Form 8-K dated February 1, 2013, which was filed with the SEC on February 7, 2013, regarding the services of Mesdi Systems Incorporated.

Current Report on Form 8-K dated October 2, 2012, which was filed with the SEC on October 9, 2012, and the amended Current Reports on Form 8-K/A filed with the Securities and Exchange Commission on October 12, 2012, December 31, 2012, and April 18, 2013, regarding the acquisition of Carbon Strategic Pte Ltd, a Singapore corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

Date:	May 16, 2014	By:	/s/Stephen J. Barber
Stephen Barber
CEO, acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

Date:	May 16, 2014	By:	/s/Stephen J. Barber
Stephen Barber
CEO, acting CFO and Director

Date:	May 16, 2014	By:	/s/Mark L. Meriwether
Mark L. Meriwether
Vice President and Director

Date:	May 16, 2014	By:	/s/Anil Srivastava
Anil Srivastava
Director

Date:	May 16, 2014	By:	/s/Bryan Urban
Bryan Urban
Director

Date:	May 16, 2014	By:	/s/Armin Weiland
Armin Weiland
Director