Form 10-Q
period 2014-06-30
Oak Ridge Energy Technologies, Inc.
filed 2014-08-19
CIK 830483

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 19, 2014 – 120,855,555 shares of common stock.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014, and referenced in Part II, Items 1A and 6.01 below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Company.

Oak Ridge Energy Technologies, Inc.

(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2015	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 and from inception on October 8, 2008 through June 30, 2014	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and from inception on October 8, 2008 through June 30, 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 10

Oak Ridge Energy Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	Dec 31, 2013
Assets
Current assets
Cash	$91,232	$404,927
Accounts receivable	26,100	-
Inventory	7,506	4,340
Investments	5,000	5,000
Prepaid expenses	562	18,763
Subscription receivable	0	150,000
Other current asset	0	1,521
Total current assets	130,400	584,551

Fixed assets – net	996,975	1,123,550
Long-term contract	68,297	193,297
Deposits	233,810	233,810
Related party advance	3,382,500	-
Total assets	$4,811,982	$2,135,208

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	$1,539,799	$542,570
Due to related parties	3,617,000	-
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	7,156,799	2,542,570

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 200,000,000 shares Authorized, 108,688,888 issued and outstanding at June 30, 2014 and 117,772,221 issued and 107,272,221 outstanding at December 31, 2013	108,689	117,772
Additional paid-in capital	6,562,211	6,297,820
Deficit accumulated during the development stage	(9,116,688)	(6,896,425)
Accumulated other comprehensive income (loss)	100,971	73,471
Total Oak Ridge shareholders’ deficit	(2,344,817)	(407,362)

Total liabilities and shareholders’ deficit	$4,811,982	$2,135,208

See Accompanying Notes to the Financial Statements.

Oak Ridge Energy Technologies, Inc.

 (A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From
	June 30		June 30		Inception
					[October 8, 2008]
	2014	2013	2014	2013	to Jun 30, 2014
Revenues	$ 52,200	$ -	$ 52,200	$ -	$ 52,200
Cost of sales	(28,736)		(28,736)		(28,736)
Gross profit	23,464	-	23,464	-	23,464

Operating expenses:
General and administrative	637,764	286,146	1,285,036	565,333	6,025,890
Research and development	492,907	394,971	899,184	677,133	2,864,565
Total operating expenses	1,130,671	681,117	2,184,220	1,242,466	8,890,455
Operating income/(loss)	(1,107,207)	(681,117)	(2,160,756)	(1,242,466)	(8,866,991)

Other income/(expenses):
Interest and other income	-	-	-	-	103
Interest expense	(29,918)	(27,033)	(59,507)	(45,238)	(174,780)
Transaction gains	-	-	-	-	7,795
(Loss) on sale of investment	-	-	-	-	(82,815)
Total other income/(expenses)	(29,918)	(27,033)	(59,507)	(45,238)	(249,697)
Net income/(loss) before tax	(1,137,125)	(708,150)	(2,220,263)	(1,287,704)	(9,116,688)
Income tax benefit	-	-	-	-	-
Net loss	$(1,137,125)	$ (708,150)	$(2,220,263)	$(1,287,704)	$ (9,116,688)
Other Comprehensive Income
Foreign currency translation adjustment	27,500	-	27,500	-	100,971
Total Comprehensive Income (Loss)	$(1,109,625)	$ (708,150)	$(2,192,763)	$(1,287,704)	$ (9,015,717)
Basic loss per share, basic and diluted	($0.01)	($0.01)	($0.02)	($0.01)
Basic weighted shares outstanding, basic and diluted	108,019,474	100,000,000	107,647,912	100,000,000

See Accompanying Notes to the Financial Statements.

Oak Ridge Energy Technologies, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30		From Inception [October 8, 2008]
	2014	2013	to June 30, 2014
Cash flow from operating activities:
Net income/(loss)	$(2,220,263)	$(1,287,704)	$ (9,116,688)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	159,806	89,876	384,576
(Gain)/loss on sale of investments	-	-	82,815
Stock issued for services	-	-	1,564,000
Stock issued for settlement	-	-	315,000
(Increase)/decrease in inventory	(3,166)	(3,340)	(7,506)
(Increase)/decrease in other current assets	(24,579)	(2,793)	(26,100)
(Increase)/decrease in long-term contract	125,000	125,000	(68,297)
(Increase)/decrease in prepaid expenses	18,201	(2,875)	(562)
(Increase)/decrease in security deposit	-	-	(11,910)
Increase/(decrease) in accounts payable and accruals	997,230	171,660	1,488,780
Net cash from operating activities	(947,771)	(910,176)	(5,395,892)

Cash Flow from investing activities:
Purchase of fixed assets	(33,231)	(189,149)	(1,381,551)
Long-term assets	-	-	(221,900)
Purchase of investments	-	(5,000)	(153,988)
Proceeds from sale of investments	-	-	75,461
Net cash from investing activities	(33,231)	(194,149)	(1,681,978)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	-	-	2,949,983
Proceeds from private placement	405,307	-	1,891,917
Loan from convertible debt – related party	-	950,000	2,000,000
Loan from related parties	262,000	-	333,610
Payments made on shareholder loan	-	-	(71,610)
Net cash from financing activities	667,307	950,000	7,103,900
Effect of foreign exchange rate on changes in cash	-	-	65,202
Net increase (decrease) in cash and cash equivalents	(313,695)	(154,325)	91,232
Cash and cash equivalents, beginning of period	404,927	165,800	-
Cash and cash equivalents, end of period	$ 91,232	$ 11,475	$ 91,232

Supplemental Cash Flow Information
Cash paid for taxes	$0	$0
Cash paid for interest	$0	$0
Related party advance	$3,355,000	$0

See Accompanying Notes to the Financial Statements.

Oak Ridge Energy Technologies, Inc.

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim Condensed Consolidated Financial Statements be read in conjunction with the Company’s most recent audited Consolidated Financial Statements and notes thereto included in its December 31, 2013, financial statements, which accompanied its 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014.  Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Note 2 – Revenue Recognition and Receivables

Revenue is only recognized on product sales once the product has been shipped to the customers, persuasive evidence of an agreement exists, the price is fixed or determinable and collectability is reasonably assured.

The Company writes off trade receivables when deemed uncollectible.  The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms, which is generally net 30 days.

The Company charged $0 to bad debt expense for the period ended June 30, 2014. An analysis of the allowance for doubtful accounts balance at June 30, 2014, determined that no reserve was required.

Note 3 – Use of Estimates

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

Note 4 – Going Concern

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

Note 5 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 6 – Income Taxes

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

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its Condensed Consolidated Balance Sheet.

Income tax expense reflects the expense or benefit only on the Company’s domestic taxable income.  Income tax expense and benefit from the Company’s foreign operations are not recognized as they have been fully reserved.

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and six month periods ended June 30, 2014, and 2013, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 8 – Common Stock

On May 13, 2014, the Company issued 1,416,667 shares of its common stock comprised of “restricted securities” as defined in Rule 144 of the SEC in consideration of $255,000 or approximately $0.18 per share, as part of a Private Placement Subscription Agreement (the “Subscription Agreement”) from Precept Fund Management SPC (“Precept”) for and on behalf of Precept Fund Segregated Portfolio (“Precept Fund”).

In July, 2013, the Company entered an Employment Agreement and has agreed to issue, after nine months, 200,000 warrants to purchase an additional 200,000 shares and after 15 months an additional 200,000 warrants to purchase an additional 200,000 shares, all “restricted securities,” at a reasonable price to be determined by the Company and the employee.  The warrants will have a “cashless” exercise feature.   No agreement on the exercise price has been reached, and no warrants have been issued.

On March 24, 2014, 10,500,000 treasury shares were cancelled.  These shares are reserved for issuance under the Company’s 2014 Equity Compensation Plan that was adopted by the Board of Directors on January 10, 2014.

Note 9 -- Related Party Transactions

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company (“Newmark” and the “Newmark Loan”), a former principal stockholder of the Company and the former owner of Carbon Strategic Pte Ltd, a Singapore organized corporation and the Company’s inactive wholly-owned subsidiary (“Carbon Strategic”).  The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan can be converted to fully paid shares of common stock of the Company at Newmark’s request at the end of loan period; and shares issued on conversion will be at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark.  As of December 31, 2013, the Company has accrued interest of $112,150 on advances of $2,000,000.  The loan was extended to June 30, 2014, and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company (“Expedia”) on January 16, 2014.  The Company had also agreed to grant a lien on all of the Company’s equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and these security interests to Expedia.  Expedia is the sole owner of Newmark and the assignee of the loan and security interests in the Company’s equipment and intellectual property.  Accrued interest payable on the convertible notes was $171,658 at June 30, 2014, and is included in accounts payable and accruals as of June 30, 2014.  The loan was extended by Expedia to July 31, 2014; and effective August 1, 2014, the loan has been extended by Expedia to August 31, 2014.

Pursuant to a Convertible Loan and Investment Agreement with Leclanché dated May 30, 2014 (the “Loan Agreement”), the Company has recognized an obligation to issue stock to a related party in anticipation of making an investment in Leclanché, with whom the Company has the above mentioned Joint Development and Marketing Agreement.  The investment was valued at $3,355,000, is denominated in Swiss Francs, accrues interest on the unpaid balance and includes exchange rate fees.  $3,382,500 of this amount is a related party advance.  See also Note 10.

Silveron Capital Partners, which is owned by one of the Company’s former directors (he resigned July 31, 2014), loaned the Company $62,000, during the period ended June 30, 2014 and is included in due to related parties.  The loan is due on demand.  The funds were used for payment of current expenses.

A related party, Leclanché S. A., a Swiss share company (“Leclanché”), advanced $200,000 to the Company as part of a joint advertising agreement and is included in due to related parties.

Pursuant to a Convertible Loan and Investment Agreement with Leclanché dated May 30, 2014 (the “Loan Agreement”), the Company has recognized an obligation to issue stock to a related party in anticipation of making an investment in Leclanché, with whom the Company has the above mentioned Joint Development and Marketing Agreement.  The obligation was valued at $3,355, 000 and is included in due to related parties.

Note 10 – Subsequent Events

The Company has evaluated subsequent events for potential recognition and disclosure up to the date the condensed consolidated financial statements were issued and determined that the following subsequent events occurred and require recognition or disclosure.

Effective with the unanimous written consent of the Company’s Board of Directors on August 5, 2014, the Company accepted a Private Placement Subscription Agreement executed and dated July 31, 2014 (the “Subscription Agreement”) from Precept for and on behalf of Precept Fund, to purchase 11,000,000 shares of its common stock in consideration of $2,200,000 or approximately $0.20 per share (the “Purchase Price”).  The Purchase Price was received on August 4, 2014, and these shares were issued on August 7, 2014.

The Company entered into an Amendment and Restatement Agreement of the Convertible Loan and Investment Agreement with Leclanché dated as of May 30, 2014, which was essentially an executory contract until it was amended and authorized to be funded by our Board of Directors by unanimous written consent, effective on August 5, 2014.  The initial Loan Agreement provided for us to loan Leclanché CHF3,000,000 or approximately $3,355,000, while the currently effective Loan Agreement provides for us to loan Leclanché CHF5,000,000 or approximately $5,489,895.  All funds are payable in Swiss Francs; interest accrues on the unpaid balance at the rate of two percent per annum; amounts advanced and accrued interest shall be payable at maturity of the loan or June 30, 2016; and principal, accrued interest and related fees can be converted by us to purchase shares of Leclanché at CHF1.50.

On June 19, 2014, and June 24, 2014, Precept for and on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”), advanced Leclanché CHF3,000,000 (CHF2,850,000 and CHF150,000, on the respective dates) on behalf of the Company and in anticipation of completing a like Subscription Agreement to the one described above executed by Precept for Precept Fund, to purchase 16,775,000 shares of the Company’s common stock at $0.20 per share in consideration of the advances of these funds, which Subscription Agreement was executed and delivered by the Company on August 13, 2014.  The advances under the Loan Agreement are secured by Leclanché’s present and future receivables; claims from inter-group loans and bank account claims in accordance with the Re-Assignment and Security Assignment Agreement (the “Security Agreement”); all patent and trademark applications; a first ranking lien on 100% of the shares of Leclanché’s Subsidiary (Leclanché Gmbh), with the understanding that Leclanché will ensure that the Subsidiary will transfer all of its present and future assets in accordance with the Security Agreement (as provided in the Share Pledge Agreement, which is presently in the process of being finalized and executed); and although it is agreed that with respect to all other Additional Security (as defined in the Security Agreement) that Precept Fund and the Company shall participate in such Additional Security on a pro rata basis relative to Precept Fund’s prior CHF17,000,000 loan to Leclanché in 2013 and the Company’s CHF5,000,000 loan to Leclanché, or the respective amounts outstanding on such loans at any particular time, Precept Fund converted all of its CHF17,000,000 loan into equity in Leclanché as at June 30, 2014, so there is no outstanding loan balance owed by Leclanché to Precept Fund, and the Company is currently the only secured creditor of Leclanché.  This provision was in the initial Loan Agreement between the Company and Leclanché; and the only material change in the Amendment and Restatement Agreement of the Loan Agreement approved by the Company on August 5, 2014, related to the increase in the loan amount to be made to Leclanché from CHF3,000,000 to CHF5,000,000.

On August 6, 2014, the Company wired CHF1,600,000, or $1,780,480 to Leclanché under the Loan Agreement; and the balance of CHF400,000 can be drawn down by Leclanché by August 31, 2014.

Effective with the unanimous written consent of our Board of Directors on August 5, 2014, we entered into a Consulting Agreement with Savoy Enterprises, Inc. (“Savoy”) dated executed as of March 21, 2014, for a term of one year ending March 21, 2015, whereby Savoy will provide various consulting services.  Savoy is to be compensated by the issuance of 3,500,000 shares of the Company’s common stock, issuable in three tranches of one-third each: one-third on execution; one-third three months from the date of execution; and the last one-third six months from the date of execution, commencing from March 21, 2014.  The first tranche vests on issuance (1,166,667 shares that were issued on August 7, 2014); the second tranche vests at the rate of 12,963 shares per day of the second three months in which the Consulting Agreement remains in effect; and the third tranche vests at the rate of 12,963 shares per day of the third three months in which the Consulting Agreement remains in effect.  A “Success Fee” for any successful introduction to a capital raise, acquisition, merger or other significant agreement (the “Successful Success Fee Event”) will be payable upon the successful completion of the Successful Success Fee Event, equal to 4% of the amount of capital raised and 2% of the equity value of the transaction in the case of an acquisition, merger or other significant similar agreement.  The Success Fee is due and payable to Savoy immediately upon the earlier of (i) the closing of the Successful Success Fee Event, or (ii) the issuance of the stock or receipt of the cash in any Success Fee Event.  The Consulting Agreement also contains customary representations and warranties of the parties and various conditions, including the right to terminate without cause.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the SEC, including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014, and referenced in Part II, Items 1A and 6.01 below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Plan of Operation

Our Plan of Operation for 2014 consists of the following objectives:

(1) The execution of the Joint Development and Marketing Agreement with Leclanché S. A., a Swiss share corporation (Leclanché), which was signed on April 9, 2014, and will position us to bring current Leclanché products into the U. S. market. We will undertake marketing and sales of these energy storage products to the residential, independent power producers and utilities markets. We will also perform product assembly and testing in the U. S., along with installation, start-up and ongoing customer service.

(2) Continue our efforts to develop and deploy pressure tolerant enhanced safety cells to the UAS (Unmanned Autonomous Systems) markets, primarily for UUV’s and UAV’s, with the planned delivery test cells for advanced abuse testing by a major systems integrator having been made in during the quarter ended June 30, 2014.

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

Results of Operations

For the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013

During the three months ended June 30, 2014, we had $52,200 in revenue, with $28,736 in cost of sales, for a gross profit of $23,464.  We had general and administrative expenses of $637,764.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $492,907 in research and development costs, for total operating expenses of $1,130,671.  We had interest expense of $29,918 for the three months ended June 30, 2014, for a net loss of $1,137,125, and a total comprehensive loss of $1,109,625.

During the three months ended June 30, 2013, we had $0 in revenues, with $286,146 attributable to general and administrative expenses, $394,971 in research and development costs and $27,033 in interest expense, for a net loss of $708,150, and total comprehensive loss of $708,150.

The increases in general and administrative expenses and research and development costs during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, were the result of our focus on continued research and development related to our energy storage products and technology and our efforts to consolidate our energy storage products in the energy storage industry, along with travel, consulting and related expenses of additional members of management and others for meetings held during the quarter ended June 30, 2014.

For the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013

During the six months ended June 30, 2014, we had $52,200 in revenue, with $28,736 in cost of sales, for a gross profit of $23,464.  We had general and administrative expenses of $1,285,035.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $899,184 in research and development costs, for total operating expenses of $2,184,220.  We had interest expense of $59,507 for the six months ended June 30, 2014, for a net loss of $2,220,263, and a total comprehensive loss of $2,192,763.  For the period from inception on October 8, 2008, to June 30, 2014, we had a net loss of $9,116,688, and we had $100,971 in foreign currency translation adjustment for a total comprehensive loss of $9,015,717.

During the six months ended June 30, 2013, we had $0 in revenues, with $565,333 attributable to general and administrative expenses, $677,133 in research and development costs and $45,238 in interest expense, for a net loss of $1,287,704, and total comprehensive loss of $1,287,704.

The increases in general and administrative expenses and research and development costs during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, were the result of our focus on continued research and development related to our energy storage products and technology and our efforts to consolidate our energy storage products in the energy storage industry, along with travel, consulting and related expenses of additional members of management and others for meetings held during the six months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2014, we had $91,232 in cash.

We incurred a net loss of $2,220,263 for the six months ended June 30, 2014.  Cash on hand totaled $91,232.  We are seeking additional debt or equity financing and require funding to continue our current and planned operations.  We can provide no assurance that we will be able to obtain such financing.  Our primary source of funding since July, 2013, has been Precept, for and on behalf of Precept Fund and Prescient SP; and Prescient SP is our principal shareholder.  Its present ownership and control of over 81% of our outstanding voting securities (which does not take into account the 16,775,000 shares that are anticipated to be issued to Prescient SP under the Subscription Agreement dated and executed on August 13, 2014 [which shares have not been issued as of the date of this Quarterly Report], for advances under the Leclanché Loan Agreement of approximately $3,355,000 as outlined in Note 10, Subsequent Events, of our Condensed Consolidated Financial Statements, above) may deter others from funding our operations; and its ability to elect all members of our Board of Directors may limit our negotiating position on the terms of any such funding.  Precept has voting authority over the shares of Precept Fund and Prescient SP, which, together, amount to approximately 109,638,888 shares, excluding such 16,775,000 shares that have not been issued, or approximately 90.7% of our outstanding voting securities. Our Newmark Loan (see Note 9 of our Condensed Consolidated Financial Statements above), together with accrued interest, is now due on August 31, 2014, by reason of an Extension Agreement with its current holder, Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  We had also agreed to grant a lien on all of our equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and these security interests to Expedia.  Expedia is the sole owner of Newmark and the assignee of the loan and security interests in our equipment and intellectual property.  See Part II, Item 6.  No assurance can be given that we will have the funds to pay such loan. If we are unable to secure sufficient capital funding to pay this loan and fund our operations, we may need to change our business and development plans or cease operations.

At June 30, 2014, there was a balance of $2,171,658 due on the Newmark Loan, including accrued interest. The total Newmark Loan or any part thereof can be converted to fully paid shares of our common stock at sole discretion of Expedia, Newmark’s assignee, effective January 16, 2014; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance under the Newmark Loan in November, 2012.  The conversion right and can only be made at the end of the term of the loan, which is now August 31, 2014.  It is highly unlikely that Expedia will convert the Newmark Loan to purchase shares of our common stock, as it conveyed all 80,000,000 shares of our common stock that it previously held in the Company to Prescient SP on March 31, 2014, for an interest in Prescient SP. We do not currently have the funds to pay the Newmark Loan, though there are negotiations with Precept for and on behalf of Prescient SP, to raise additional capital, of which no assurance can be given.

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided a letter of support to us summarizing the past funding of Precept for and on behalf of Prescient SP from July, 2013, to date (approximately $6,760,000 [including the $3,355,000 advanced for our benefit under the Leclanché Loan Agreement referenced above and in our Condensed Consolidated Financial Statements]) and $2,200,000 from Precept Fund, and expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by the Board through March 31, 2015, at the earliest, and mentioned its majority ownership interest in Leclanché, with whom we executed a Joint Development and Marketing Agreement on April 9, 2014.  Stephen J. Barber, our CEO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept and Prescient SP. As their investment manager, PAML has been delegated the authority to make investment decisions for Precept and Prescient SP.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the quarter ended June 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, or June 30, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties.  We have engaged an in-house certified public accountant to address these weaknesses.

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

Item 1A.  Risk Factors.

Not required; however, see Item 1A of our 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014, and referenced in Part II, Item 6.01 below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

Effective April 7, 2014, we accepted an Amended Private Placement Subscription Agreement (the “Subscription Agreement”) from Precept Management SPC (“Precept”) for and on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”), to purchase 1,416,667 shares of our common stock comprised of “restricted securities” as defined in SEC Rule 144 in consideration of $255,000 or approximately $0.18 per share.  These shares were issued on May 13, 2014.

We also sold 11,000,000 shares of our common stock to Precept for and on behalf of Precept Fund Segregated Portfolio (“Precept Fund”) under a Private Placement Subscription Agreement dated July 31, 2014, and effective August 5, 2014 (the “Subscription Agreement”), which is referenced in Note 10, Subsequent Events, of our Condensed Consolidated Financial Statements above, in consideration of $2,200,000, which shares were issued on August 7, 2014.

We agreed to issue 3,500,000 shares of our common stock under a Consulting Agreement with Savoy Enterprises, Inc. (“Savoy”), with such shares being issuable in three tranches of one-third each: one third on execution; one-third three months from the date of execution; and the last one-third six months from the date of execution, commencing from March 21, 2014. as approved by our Board of Directors on August 5, 2014.  The first tranche vests on issuance (1,166,667 shares that were issued on August 7, 2014); the second tranche vests at the rate of 12,963 shares per day of the second three months in which the Consulting Agreement remains in effect; and the third tranche vests at the rate of 12,963 shares per day of the third three months in which the Consulting Agreement remains in effect.  See Note 10, Subsequent Events, of our Condensed Consolidated Financial Statements above for additional information.

 We also agreed to issue 16,775,000 shares of our common stock to Prescient SP under a Private Placement Subscription Agreement dated August 13, 2014 (the “Subscription Agreement”), which is referenced in Note 10, Subsequent Events, of our Condensed Consolidated Financial Statements above, in consideration of the $3,355,000 advanced by Prescient SP on our behalf under the Leclanché Loan Agreement, which shares have not been issued as of the date of this Quarterly Report.

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) thereof, and under SEC Regulation S, as applicable, which exempts offers and sales of securities to non-“U.S. Persons.”

Purchases of Equity Securities

Except as indicated under the heading “Sales of Unregistered Equity Securities” of this Item, above, no director, executive officer or affiliate purchased any equity securities of the Company during the period covered by this Quarterly Report.

Use of Proceeds from the Sale of Registered Securities

There were no sales of registered securities by us during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

Our Newmark Loan, which had a balance of principal and accrued interest of $2,171,658 at June 30, 2014, and which was initially due and payable on June 30, 2014, has been extended by its current holder, Expedia, to August 31, 2014.  Expedia had previously extended this loan to July 31, 2014.  For additional information on this loan and these extensions, see Part II, Item 6.

Also see our 8-K Current Report dated June 1, 2014, which was filed with the SEC on August 7, 2014, for reference to additional information about miscellaneous matters reported in this Quarterly Report and other general information about our current business operations.  See Part II, Item 6.

Item 6 Exhibits.

Exhibit No.                         Identification of Exhibit

10.1	Prescient SP Subscription Agreement
10.2	Expedia Extension Agreement (Newmark Loan)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Barber, President, acting Chief Financial Officer and Director.
32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Stephen J. Barber, President, Acting Chief Financial Officer and Director.

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

Current Report on Form 8-K dated June 1, 2014, which was filed with the SEC on August 7, 2014, regarding the Precept Subscription Agreement, the  Leclanché Loan Agreement and the Savoy Consulting Agreement and the Newmark Loan Extension Agreement, along with an update of current developments.

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

Current Report on Form 8-K dated February 11, 2014, which was filed with the SEC on February 21, 2014, and the amended Current Report on Form 8-KA filed with the SEC on April 3, 2014, regarding the Loan Agreement and security interests of Expedia following the assignment of the Newmark Loan.

Current Report on Form 8-K dated February 1, 2013, which was filed with the SEC on February 7, 2013, regarding the services of Mesdi Systems Incorporated.

Current Report on Form 8-K dated October 2, 2012, which was filed with the SEC on October 9, 2012, and the amended Current Reports on Form 8-K/A filed with the SEC on October 12, 2012, December 31, 2012, and April 18, 2013, regarding the acquisition of Carbon Strategic Pte Ltd, a Singapore corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

Date:	August 19, 2014	By:	/s/Stephen J. Barber
Stephen Barber
CEO, acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAK RIDGE ENERGY TECHNOLOGIES, INC.

Date:	August 19, 2014	By:	/s/Stephen J. Barber
Stephen Barber
CEO, acting CFO and Director