Form 10-Q
period 2014-09-30
Oakridge Global Energy Solutions, Inc.
filed 2014-11-19
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-50032

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3046 East Brighton Place

Salt Lake City, UT 84121

 (Address of Principal Executive Offices)

(801) 201-7635

(Registrant’s Telephone Number, including area code)

Oak Ridge Energy Technologies, Inc.

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 13, 2014 – 156,059,722 shares of common stock.

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to “Oakridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oakridge Global Energy Solutions, Inc., a Colorado corporation and its subsidiaries, Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”).  Our wholly-owned subsidiary, Carbon Strategic Pte Ltd, a Singapore corporation (“Carbon Strategic”), is inactive and has no assets; we are beginning the process winding up the affairs of Carbon Strategic and dissolving its corporate existence.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statements that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2013, which was filed with the SEC on April 15, 2014, and referenced in Part II, Items 1A and 6.01 below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Company.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 and from inception on October 8, 2008 through September 30, 2014	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and from inception on October 8, 2008 through September 30, 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 10

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	Sep 30, 2014 (Unaudited)	Dec 31, 2013
Assets
Current assets
Cash	$1,165,492	$404,927
Inventory	121,829	4,340
Investments	-	5,000
Prepaid expenses	342,748	18,763
Subscription receivable	-	150,000
Other current asset	-	1,521
Total current assets	1,630,069	584,551

Fixed assets – net	956,674	1,123,550
Long-term contract	4,966	193,297
Deposits	233,810	233,810
Related party advance	5,590,224	-
Total assets	$8,415,743	$2,135,208

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	$1,596,649	$542,570
Due to related parties	68,642	-
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	3,665,291	2,542,570

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 200,000,000 shares Authorized, 156,176,389 issued and outstanding at September 30, 2014 and 107,272,221 at December 31, 2013	156,176	117,772
Additional paid-in capital	17,736,308	6,297,820
Deficit accumulated during the development stage	(13,243,003)	(6,896,425)
Accumulated other comprehensive income (loss)	100,971	73,471
Total Oakridge shareholders’ equity/(deficit)	4,750,452	(407,362)

Total liabilities and shareholders’ equity/(deficit)	$8,415,743	$2,135,208

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

 (A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From
	September 30		September 30		Inception
					[October 8, 2008]
	2014	2013	2014	2013	to Sep 30, 2014
Revenues	$ -	$ -	$ 52,200	$ -	$ 52,200
Cost of sales	-		(28,736)		(28,736)
Gross profit	-	-	23,464	-	23,464

Operating expenses:
General and administrative	4,105,578	986,796	5,390,615	1,552,130	10,131,469
Research and development	-	583,271	899,184	1,260,404	2,864,565
Total operating expenses	4,105,578	1,570,067	6,289,799	2,812,534	12,996,034
Operating income/(loss)	(4,105,578)	(1,570,067)	(6,266,335)	(2,812,534)	(12,972,570)

Other income/(expenses):
Interest and other income	4	-	4	-	107
Interest expense	(20,740)	(34,299)	(80,247)	(79,537)	(195,520)
Transaction gains	-	-	-	-	7,795
(Loss) on sale of investment	-	-	-	-	(82,815)
Total other income/(expenses)	(20,736)	(34,299)	(80,243)	(79,537)	(270,433)
Net income/(loss) before tax	(4,126,314)	(1,604,366)	(6,346,578)	(2,892,071)	(13,243,003)
Income tax benefit	-	-	-	-	-
Net loss	$(4,126,314)	$ (1,604,366)	$(6,346,578)	$(2,892,071)	$ (13,243,003)
Other Comprehensive Income
Foreign currency translation adjustment	-	-	27,500	-	100,971
Total Comprehensive Income (Loss)	$(4,126,314)	$ (1,604,366)	$(6,319,078)	$(2,892,071)	$ (13,142,032)
Basic loss per share, basic and diluted	($0.03)	($0.01)	($0.06)	($0.03)
Basic weighted shares outstanding, basic and diluted	128,409,269	113,888,888	114,644,413	104,747,904

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30		From Inception [October 8, 2008]
	2014	2013	to Sep 30, 2014
Cash flow from operating activities:
Net income/(loss)	$(6,346,578)	$(2,892,071)	$ (13,243,003)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	239,889	153,759	464,659
(Gain)/loss on sale of investments	-	-	82,815
Stock issued for services	1,000,000	64,000	2,564,000
Stock issued for settlement	183,750	-	498,750
(Increase)/decrease in inventory	(117,489)	(4,340)	(121,829)
(Increase)/decrease in other current assets	1,521	-	-
(Increase)/decrease in long-term contract	188,331	187,500	(4,966)
(Increase)/decrease in prepaid expenses	(323,985)	(76,435)	(342,748)
(Increase)/decrease in security deposit	-	(2,793)	(11,910)
Increase/(decrease) in accounts payable and accruals	1,054,080	480,467	1,545,630
Net cash from operating activities	(4,120,481)	(2,089,913)	(8,568,602)

Cash Flow from investing activities:
Purchase of fixed assets	(73,013)	(663,401)	(1,421,333)
Long-term assets	(2,207,724)	-	(2,429,624)
Purchase of investments	5,000	(5,000)	(148,988)
Proceeds from sale of investments	-	-	75,461
Net cash from investing activities	(2,275,737)	(668,401)	(3,924,484)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	-	-	2,949,983
Proceeds from private placement	7, 088,141	2,499,983	8,574,751
Loan from convertible debt – related party	-	1,000,000	2,000,000
Loan from related parties	68,642	-	140,252
Payments made on shareholder loan	-	-	(71,610)
Net cash from financing activities	7,156,783	3,499,983	13,593,376
Effect of foreign exchange rate on changes in cash	-	-	65,202
Net increase (decrease) in cash and cash equivalents	760,565	741,669	1,165,492
Cash and cash equivalents, beginning of period	404,927	165,800	-
Cash and cash equivalents, end of period	$ 1,165,492	$ 907,469	$ 1,165,492

Supplemental Cash Flow Information
Cash paid for taxes	$ 0	$ 0
Cash paid for interest	$ 171,658	$ 0
Non cash investing and financing activities:
Related party advance	$3,355,000	$ 0

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

(Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim Condensed Consolidated Financial Statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2013, financial statements, which accompanied its 10-K Annual Report filed with the SEC on April 15, 2014. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company charged $0 to bad debt expense for the period ended September 30, 2014. An analysis of the allowance for doubtful accounts balance at September 30, 2014, determined that no reserve was required.

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

Note 4 – Going Concern

The Company has accumulated losses since inception, has a working capital deficit and has not yet been able to generate profits from operations. Operating capital has been raised through convertible debt from a shareholder and subscriptions from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and nine month periods ended September 30, 2014, and 2013, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 8 – Common Stock

On August 7, 2014, the Company issued 11,000,000 shares of common stock, comprised of “restricted securities” as defined in Rule 144 of the SEC, in consideration of $2,200,000 or approximately $0.20 per share, pursuant to a Private Placement Subscription Agreement executed and dated July 31, 2014, from Precept Fund Management SPC (“Precept”), for and on behalf of Precept Fund Segregated Portfolio (“Precept Fund”).

On August 7, 2014, pursuant to a Consulting Agreement with Savoy Enterprises, Inc. (“Savoy”), the Company issued the first tranche of 1,166,667 shares of common stock valued at $0.69 per share.  Savoy is to be compensated by the issuance of 3,500,000 shares of the Company’s common stock, issuable in three tranches of one-third each, one on execution; one three months from the date of execution; and the last six months from the date of execution.  The Company recorded the second tranche of 1,166,667 shares on September 21, 2014, valued at $0.53 per share, or $618,334.  The Company is accruing the issuance of the third tranche at the rate of 12,963 shares per day.  As of September 30, 2014, the Company had recorded 116,667 shares as if issued, valued at $0.51 per share, or $59,500.  All shares issued under the Consulting Agreement are “restricted securities” as defined in Rule 144 of the SEC.  A “Success Fee” for any successful introduction to a capital raise, acquisition, merger or other significant agreement (the “Successful Success Fee Event”) will be payable upon the successful completion of the “Successful Success Fee Event,” equal to 4% of the amount of capital raised and 2% of the equity value of the transaction in the case of an acquisition, merger or other significant similar agreement.  The Success Fee is due and payable to Savoy immediately upon the earlier of (i) the closing of the Successful Success Fee Event, or (ii) the issuance of the stock or receipt of the cash in any Success Fee Event.  The Consulting Agreement also contains customary representations and warranties of the parties and various conditions, including the right to terminate without cause.

On August 20, 2014 the Company issued 16,775,000 shares of common stock, comprised of “restricted securities” as defined in Rule 144 of the SEC, in payment of a related party loan pursuant to the Leclanché S. A., a Swiss share company (“Leclanché”), advance, which is discussed below in Note 9.  These shares were issued at $0.20 per share in consideration of $3,355,000 advance.  The advance was made by Precept, for and on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”).

On September 9, 2014, the Company recorded the issuance of 2,000,000 shares of common stock, comprised of “restricted securities” as defined in Rule 144 of the SEC, to an officer and director for services rendered.  These shares were valued at $0.50 per share or $1,000,000.

On September 9, 2014, the Company issued 15,000,000 shares of common stock, comprised of “restricted securities” as defined in Rule 144 of the SEC, in consideration of $3,000,000 or $0.20 per share, pursuant to a Private Placement Subscription Agreement dated September 3, 2014, from Precept, for and on behalf of Prescient SP.

On September 25, 2014, the Company resolved to issue 262,500 shares of common stock for settlement of an employee contract. The shares were issued under the Company’s 2014 Equity Incentive Plan, and were valued at $0.70 per share.

Note 9 -- Related Party Convertible Debt and Other Transactions

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company (“Newmark”), a former principal stockholder of the Company and the former owner of Carbon Strategic Pte Ltd, a Singapore organized corporation and the Company’s inactive wholly-owned subsidiary (“Carbon Strategic”) (the “Newmark Loan”).  The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark’s request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark.  Any shares acquired in conversion of the notes would be comprised of “restricted securities” as defined in Rule 144 of the SEC.  As of December 31, 2013, the Company had accrued interest of $112,150 on advances of $2,000,000.  The loan was extended to June 30, 2014, and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  The Company had also agreed to grant a lien to Newmark on all of the Company’s equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia.  Expedia is the sole owner of Newmark and assignee of Newmark Loan.  The loan maturity date has been extended by Expedia to December 31, 2014.  Accrued interest payable on the convertible notes comprising the loan was $30,247 at September 30, 2014, and is included in accounts payable and accruals as of September 30, 2014.

Silveron Capital Partners, which is owned by one of the Company’s directors, loaned the Company $68,642 during the period ended September 30, 2014.  The loan is due on demand.  The funds were used for payment of current expenses.

The Company entered into a Convertible Loan and Investment Agreement with Leclanché dated as of May 30, 2014, which was essentially an executory contract until it was amended and authorized to be funded by the Company’s Board of Directors by unanimous written consent, effective on August 5, 2014.  The initial Loan Agreement provided for the Company to loan Leclanché CHF3,000,000 or approximately $3,355,000, while the currently effective Loan Agreement provides for the Company to loan Leclanché CHF5,000,000 or approximately $5,489,895.  All funds are payable in Swiss Francs; interest accrues on the unpaid balance at the rate of two percent per annum; amounts advanced and accrued interest shall be payable at maturity of the loan or June 30, 2016; and principal, accrued interest and related fees can be converted by the Company to purchase shares of Leclanché at CHF1.50.

On June 19, 2014, Precept for and on behalf of Prescient SP, advanced Leclanché CHF3,000,000 or approximately $3,355,000, in anticipation of completing a Subscription Agreement on completion of the Loan Agreement, to purchase approximately

16,775,000 shares of the Company’s common stock, comprised of “restricted securities” as defined in SEC Rule 144, at $0.20 per share in consideration of such advance of funds. The Subscription Agreement has been completed, as indicated in Note 8 above, and the Company has received signed copies of all documents respecting the security pledged by Leclanché to secure the advances under the Loan Agreement.  The advances under the Loan Agreement are secured by Leclanché’s present and future receivables; claims from inter-group loans and bank account claims in accordance with the Re-Assignment and Security Assignment Agreement (the “Security Agreement”); all patent and trademark applications; a first ranking lien on 100% of the shares of Leclanché’s Subsidiary (Leclanché Gmbh), with the understanding that Leclanché will ensure that the Subsidiary will transfer all of its present and future assets in accordance with the Security Agreement (as provided in the Share Pledge Agreement executed by the parties); and although it is agreed that with respect to all other Additional Security (as defined in the Security Agreement) that Precept and the Company shall participate in such Additional Security on a pro rata basis relative to Precept’s CHF17,000,000 loan to Leclanché and the Company’s CHF5,000,000 loan to Leclanché, or the respective amounts outstanding on such loans at any particular time, Precept converted all of its CHF17,000,000 loan into equity in Leclanché as at June 30, 2014, so there is no outstanding loan balance owed by Leclanché to Precept, and the Company is currently the only secured creditor of Leclanché.  This provision was in the initial Loan Agreement; and the only material change in the Loan Agreement as amended, finalized and approved on August 5, 2014, related to the increase in the loan amount to be made to Leclanché from CHF3,000,000 to CHF5,000,000.

On August 6, 2014, the Company wired CHF1,600,000, or $1,780,480 to Leclanché under the Loan Agreement; and the balance of CHF400,000 was drawn down by Leclanché on September 11, 2014.

Note 10 – Subsequent Events

The Company has evaluated subsequent events for potential recognition and disclosure up to the date the Condensed Consolidated Financial Statements were issued and determined that the following subsequent events occurred and require recognition or disclosure.

Effective on the opening of business on November 7, 2014, the Company’s Amended and Restated Articles of Incorporation were further amended to change the name to “Oakridge Global Energy Solutions, Inc.” and to add the authority to issue a class of 10,000,000 shares of preferred stock to its authorized shares.

As indicated in Note 9, effective October 31, 2014, the Company received an extension of its note payable to Expedia, now due December 31, 2014.

On November 3, 2014, the Company resolved to issue 350,000 shares of its common stock to 14 employees of the Company.  These shares are registered under an S-8 Registration Statement filed with the SEC on September 25, 2014, as part of the Company’s 2014 Equity Incentive Plan.  Despite registration of the shares reserved for issuance under the 2014 Equity Incentive Plan pursuant to SEC Form S-8, all such shares were issued under the Restricted Stock Agreement that is an Exhibit to such Plan.

On November 3, 2014, the Company also resolved to issue 150,000 shares of its common stock to Larry Lee Arrowood, the Company’s newly elected President, under his Employment Agreement.  These shares are also registered under the 2014 Equity Incentive Plan.

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

(2) Continue our efforts to develop and deploy pressure tolerant enhanced safety cells to the UAS (Unmanned Autonomous Systems) markets, primarily for UUV’s and UAV’s, with the planned delivery test cells for advanced abuse testing by a major systems integrator having been made during the quarter ended June 30, 2014.

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

Results of Operations

For the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013

During the three months ended September 30, 2014, we had $0 in revenue, with $0 in cost of sales, for no gross profit.  We had general and administrative expenses of $4,105,578.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  Our total operating expenses were $4,105,578.  We had interest income of $4 and interest expense of $20,740 for the three months ended September 30, 2014, for a net loss of $4,126,314, and a total comprehensive loss of $4,126,314.

During the three months ended September 30, 2013, we had $0 in revenues, with $986,796 attributable to general and administrative expenses, $583,271 in research and development costs and $34,299 in interest expense, for a net loss of $1,604,366, and total comprehensive loss of $1,604,366.

The increases in general and administrative expenses costs during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, were the result of our focus on efforts to consolidate our energy storage products in the energy storage industry, along with travel, consulting and related expenses of additional members of management and others for meetings held during the quarter ended September 30, 2014.

For the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013

During the nine months ended September 30, 2014, we had $52,200 in revenue, with $28,736 in cost of sales, for a gross profit of $23,464.  We had general and administrative expenses of $5,390,615.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  We also had $899,184 in research and development costs, for total operating expenses of $6,289,799.  We had interest income of $4 and interest expense of $80,247 for the nine months ended September 30, 2014, for a net loss of $6,346,578, and a total comprehensive loss of $6,319,078, after $27,500 in a foreign currency translation adjustment.  For the period from inception on October 8, 2008, to September 30, 2014, we had a net loss of $13,243,003, and we had $100,971 in foreign currency translation adjustment for a total comprehensive loss of $13,142,032.

During the nine months ended September 30, 2013, we had $0 in revenues, with $1,522,130 attributable to general and administrative expenses, $1,260,404 in research and development costs and $79,537 in interest expense, for a net loss of $2,892,071, and total comprehensive loss of $2,892,071.

The increases in general and administrative expenses and research and development costs during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, were the result of our focus on continued research and development related to our energy storage products and technology and our efforts to consolidate our energy storage products in the energy storage industry, along with travel, consulting and related expenses of additional members of management and others for meetings held during the nine months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2014, we had $1,165,492 in cash.

We incurred a net loss of $6,346,578 for the nine months ended September 30, 2014.  Cash on hand totaled $1,165,492.  We are seeking additional debt or equity financing and require funding to continue our current and planned operations.  We can provide no assurance that we will be able to obtain such financing.  Our primary source of funding since July, 2013, has been Precept, for and on behalf of Precept Fund Segregated Portfolio (“Precept Fund”) and Prescient SP; and Prescient SP is our principal shareholder.  Its present ownership and control of over 84% of our outstanding voting securities may deter others from funding our operations; and its ability to elect all members of our Board of Directors may limit our negotiating position on the terms of any such funding.  Precept has voting authority over the shares of Precept Fund and Prescient SP, which, together, amount to approximately 141,413,888 shares or approximately 90.6% of our outstanding voting securities. Our Newmark Investment Limited, a Hong Kong organized company (“Newmark”), loan (the “Newmark Loan”) (see Note 9 of our Condensed Consolidated Financial Statements above), together with accrued and unpaid interest, is now due on December 31, 2014, by reason of an Extension Agreement with its current holder, Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  See Part II, Item 6.  Accrued interest at September 30, 2014, was $30,247.  We had initially agreed to grant a lien on all of our equipment and intellectual property to Newmark to secure payment of the Newmark Loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of these security interests to Expedia.  Expedia is the sole owner of Newmark and the assignee of the loan and security interests in our equipment and intellectual property.  No assurance can be given that we will have the funds to pay such loan. If we are unable to secure sufficient capital funding to pay this loan and fund our operations, we may need to change our business and development plans or cease operations.

At September 30, 2014, there was a balance of $2,030,247 due on the Newmark Loan, including accrued interest. The total Newmark Loan or any part thereof can be converted to fully paid shares of our common stock at sole discretion of Expedia, Newmark’s assignee, effective January 16, 2014; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance under the Newmark Loan in November, 2012.  The conversion right and can only be made at the end of the term of the loan, which is now December 31, 2014.  It is highly unlikely that Expedia will convert the Newmark Loan to purchase shares of our common stock, as it conveyed all 80,000,000 shares of our common stock that it previously held in the Company to Prescient SP on March 31, 2014, for an interest in Prescient SP; however, if the conversion had occurred at September 30, 2014, we have concluded that the VWAP at September 30, 2014, was $0.5223, which would equal 7,775,743 shares that could have been acquired in conversion of the Newmark Loan on such date, based upon 50% of the VWAP as being the conversion price.  We do not currently have the funds to pay the Newmark Loan, though there are negotiations with Precept for and on behalf of Prescient SP, to raise additional capital, of which no assurance can be given.

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided us with a letter of support expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by our Board of Directors through March 31, 2015, at the earliest, and mentioned its majority ownership interest in Leclanché, with whom we executed a Joint Development and Marketing Agreement on April 9, 2014.  Precept, for and on behalf of Prescient SP, from July, 2013, to date, has provided approximately $6,760,000 in funding; and Precept, for and on behalf of Precept Fund, has provided approximately $2,200,000.  Stephen J. Barber, our Executive Chairman and CEO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept.  While PAML, as investment manager, plays an important role as advisor of Precept, the corporate governance mechanism put in place in the investment management agreement does not allow the investment manager to exercise control over Precept and Oakridge shares held by Precept for or on behalf of Prescient SP and Precept Fund. The reason being that Prince Michael Foundation (“PMF”), through its indirect holding of all the management shares (voting, non-participating shares) of Precept, is, at any time, ultimately in control over Precept and the Oakridge shares held by Precept for and on behalf of Prescient SP and Precept Fund. It is particularly noteworthy, that the investment manager has no general power of attorney to vote the Oakridge shares held by Precept for and on behalf of Prescient SP or Precept Fund at the shareholders’ meetings of Oakridge; instead, for each shareholders’ meeting of Oakridge, the investment manager requires a specific power of attorney, which is granted by resolution of the board of directors of Precept (which implies that Precept agrees with the investment manager’s specific suggestion regarding the exercising of the voting rights). In addition, PMF can terminate the investment management agreement with PAML and thereby cut any influence of the investment manager on the Oakridge shares held by Precept for and on behalf of Prescient SP or Precept Fund.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the quarter ended September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, or September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  Following our acquisition of Carbon Strategic, we determined that we have material weaknesses in our controls and procedures.  We did not have in-house accounting expertise to properly account for the “reverse” merger acquisition of Carbon Strategic, which was organized in Singapore.  There was also a material weakness related to our period end consolidated closing procedures; and because of the small number of persons involved in the operations, there is a weakness regarding the segregation of duties.  We have engaged an in-house certified public accountant to address these weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

On August 7, 2014, we issued 11,000,000 shares of our common stock in consideration of $2,200,000 or approximately $0.20 per share, to Precept, for and on behalf of Precept Fund.

On August 7, 2014, pursuant to a Consulting Agreement with Savoy Enterprises, Inc. (“Savoy”), we issued the first tranche of 1,166,667 shares of our common stock valued at $0.69 per share.  Savoy is to be compensated by the issuance of 3,500,000 shares of the Company’s $0.001 par value common stock, issuable in three tranches of one-third each, one on execution; one three months from the date of execution; and the last six months from the date of execution.  The Company recorded the second tranche of 1,166,667 shares on September 21, 2014, valued at $0.53 per share, or $618,334.  The Company is accruing the issuance of the third tranche at the rate of 12,963 shares per day.  As of September 30, 2014, the Company had recorded 116,667 shares as if issued, valued at $0.51 per share, or $59,500.   A “Success Fee” for any successful introduction to a capital raise, acquisition, merger or other significant agreement (the “Successful Success Fee Event”) will be payable upon the successful completion of the “Successful Success Fee Event,” equal to 4% of the amount of capital raised and 2% of the equity value of the transaction in the case of an acquisition, merger or other significant similar agreement.  The Success Fee is due and payable to Savoy immediately upon the earlier of (i) the closing of the Successful Success Fee Event, or (ii) the issuance of the stock or receipt of the cash in any Success Fee Event.  The Consulting Agreement also contains customary representations and warranties of the parties and various conditions, including the right to terminate without cause.

On August 20, 2014, we issued 16,775,000 shares of our common stock in payment of a related party loan pursuant to the Leclanché advance, which is discussed above in Note 9 of our Condensed Consolidated Financial Statements.  These shares were at $0.20, or for an advance of $3,355,000.

On September 9, 2014, we issued 2,000,000 shares of our common stock to an officer and director for services rendered.  These shares were valued at $0.50 per share, or $1,000,000.

On September 9, 2014, we issued 15,000,000 shares of our common stock in consideration of $3,000,000 or $0.20 per share, to Precept, for and on behalf of Prescient SP.

On September 25, 2014, the Company resolved to issue 262,500 shares of common stock for settlement of an employee contract.  The shares were issued under the Company’s 2014 Equity Incentive Plan, and were valued at $0.70 per share.

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) thereof, and under SEC Regulation S, as applicable, which exempts offers and sales of securities to non-“U.S. Persons.”

Purchases of Equity Securities

Except as indicated under the heading “Sales of Unregistered Equity Securities” of this Item, above, no director, executive officer or affiliate purchased any of our equity securities during the period covered by this Quarterly Report.

Use of Proceeds from the Sale of Registered Securities

There were no sales of registered securities by us during the period covered by this Quarterly Report; however, we issued 762,500 shares of our common stock under our 2014 Equity Incentive Plan, which shares were registered on SEC Form S-8. 262,500 of these shares were issued during the quarter ended September 30, 2014; and 500,000 of these shares were issued subsequent to the quarter ended September 30, 2014.  See Notes 8 and 10 of our Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

(i)

We entered into a Memorandum of Understanding to acquire an unrelated entity on September 12, 2014, and a related Employment Agreement on September 15, 2014, with such entity’s principal, neither of which were approved by our Board of Directors by reason of our belief that such entity could not perform in accordance with its representations and warranties.  $246,900 was wired to such entity on or about September 15, 2014, in anticipation of performance as represented; and

$14,583.34 was wired to such principal under the Employment Agreement, despite its having not been approved.  The latter payment was directed by such principal, without authority, during our review process, through one of our employees.  We are presently reviewing the basis of our claims to recover these amounts.

(ii)

Effective on the opening of business on November 7, 2014, we amended our Amended and Restated Articles of Incorporation to change our name to “Oakridge Global Energy Solutions, Inc.” and to add the authority to issue a class of 10,000,000 shares of preferred stock to our authorized shares.  Our name change was effective for the OTCBB on November 7, 2014, and on that date, our common stock trading symbol changed from “OKME” to “OGES.”

(iii)

As indicated in Note 9 of our Condensed Consolidated Financial Statements, effective October 31, 2014, we received an extension of our Newmark Loan payable to Expedia, which is now due December 31, 2014.  See Part II, Item 6.01.

Item 6 Exhibits.

Exhibit No.                         Identification of Exhibit

10.1	Expedia Extension Agreement (Newmark Loan)
10.2	Share Pledge Agreement (Leclanché Subsidiary)
10.3	Amendment and Restatement Agreement* Schedule – Convertible Loan and Investment Agreement
10.4	Re-Assignment and Security Assignment Agreement*
10.5	Patent and Trademark Pledge Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Barber, Executive Chairman, CEO, acting Chief Financial Officer and Director.
32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Stephen J. Barber, Executive Chairman, CEO, acting Chief Financial Officer and Director.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*Previously filed and incorporated by reference to our Current Report on Form 8-K dated June 1, 2014 and filed with the SEC on August 7, 2014.  These Exhibits, along with the Share Pledge Agreement, comprise the principal documentation of our Convertible Loan and Investment Agreement with Leclanché.

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	November 19, 2014	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	November 19, 2014	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, acting CFO and Director