Form 10-K
period 2014-12-31
Oakridge Global Energy Solutions, Inc.
filed 2015-05-08
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $11,621,281 based on 16,601,831 shares being held by non-affiliates and the closing price for the Registrant’s common stock on the OTCBB as of June 30, 2014, the end of the Registrant’s second fiscal quarter, being $0.70 per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

Not Applicable.

Outstanding Shares

As of May 5, 2015, the Registrant had 164,741,388 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

REFERENCES

In this Annual Report, references to “Oakridge Global Energy Solutions, Inc.,” “Oakridge,” the “Company,” “we,” “our,” “us” and words of similar import refer to Oakridge Global Energy Solutions, Inc., the Registrant, a Colorado corporation and its subsidiaries,  Oak Ridge Micro-Energy, Inc., a Nevada corporation, which holds all of our patents, patents pending and proprietary and other rights to our thin film battery technology, is referred to herein as “Oak Ridge Nevada,” and is also included in such references when discussing our business and intended business below. Where specifically applicable only, Carbon Strategic Pte Ltd., our wholly-owned Singapore organized subsidiary (“Carbon Strategic”), is inactive and has no assets; we are in the final phase of the process of winding up the affairs of Carbon Strategic and dissolving its corporate existence.

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

-

our current limited manufacturing capabilities;

-

our ability to meet customer demand for products developed;

-

our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

-

our need for future additional financing;

-

trends affecting the commercial acceptability of our products or products that we may develop;

-

our ability to protect and enforce our current and future intellectual property rights; and

-

our business and growth strategies.

We believe that it is important to communicate our future expectations to investors and our shareholders. However, there may be events in the future that we are not able to accurately predict or control, including uncertainties and events that may cause our actual results to differ materially from the expectations we have described in our forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be considered in light of the disclosures made in our reports, registration statements and other filings with the United States Securities and Exchange Commission (the “SEC”).

ITEM 1.  BUSINESS

INTRODUCTION

We were incorporated on August 15, 1986, under the laws of the State of Colorado.  In 2002, we acquired Oak Ridge Nevada to further the development and commercialization of rechargeable thin film lithium battery technology that was based upon the thin film lithium ion technology developed by Dr. John B. Bates, Ph.D., while he was employed at the United States Department of Energy’s Oak Ridge National Laboratory (“ORNL”) under license from ORNL.  Carbon Strategic, which we acquired on October 8, 2012, was organized on October 8, 2008, in Singapore, to design and develop carbon credit project models for sustainable forest development and forest conservation through biodiversity.  On March 5, 2014, we announced our intention to write off our investment in Carbon Strategic.

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

We maintain our headquarters in the United States, where we also have established product development and our manufacturing facilities.  We plan to expand in the United States, Europe, South America, Australia and Asia, through a combination of merger, acquisition and joint strategic alliances with others, as well as through organic growth.  No assurance can be given that we will be successful in these plans.

BUSINESS DEVELOPMENT

Business Developments subsequent to the Year Ended December 31, 2014:

The following business developments have been reported in our reports filed with the SEC during the years ended December 31, 2014, and 2013, and subsequently, and which are referenced in Part IV, Item 15, of this Annual Report:

-

(February 2, 2015): We executed a Stock Purchase Agreement to acquire 11,000,000 shares of Leclanché S. A., a Swiss share company (“Leclanché” [SIX Swiss Exchange Symbol “Leclanché”]), from Precept Fund Management SPC (“Precept”), which shares are held by Precept for and on behalf of Precept Fund Segregated Portfolio (“Precept Fund”) and Prescient Fund Segregated Portfolio (“Prescient SP”), in consideration of our execution of the Leclanché  Restructuring Agreement and the Leclanché Loan Transfer Agreement (as defined and referenced below) and the issuance of 78,763,500 additional shares of our common stock comprised of “restricted securities” as defined in SEC Rule 144.  The number of shares of this issuance was computed by multiplying the CFH5,000,000 (the amount of our loan to Leclanché) by the referenced closing exchange rate at the agreed date of December 4, 2014, of 1.0301, which equalled a credit of US$5,150,500; deducting this amount from the Purchase Price of the 11,000,000 Leclanché shares multiplied by the referenced US$4.12 per share price, which equalled $45,320,000, leaving a balance of $40,169,500; and dividing the closing price of our agreed upon common stock price of US$0.51 on December 4, 2014, resulting in a quotient of 78,763,725 shares being required to be issued by us in payment of the balance of the Purchase Price of the 11,000,000 Leclanché shares.  This Stock Purchase Agreement has been approved by the Swiss Takeover Board (“TOB”), though the transaction has not been completed.  See “(December 7, 2014)” of the “Business Developments in the Year ended December 31, 2014,” below.

-

(February 2, 2015): We announced that we had successfully launched our new range of large format prismatic cell golf car batteries under the brand name “Pro Series” at the PGA golf show in

Orlando, Florida during January 2015, while at the same time releasing our new small format prismatic range of batteries for the remote control market under our brand name “Patriot Series.” We are now in the advanced phases of securing distribution agreements for these series of products.

-

(February 28, 2015): Expedia Holdings Limited, a Hong Kong organized corporation (“Expedia”), extended the payment of our $2,000,000 Loan Agreement, together, with accrued interest, from February 28, 2015, to April 30, 2015.  This Loan Agreement was previously the “Newmark Loan,” the first advance of which occurred in or about November, 2012, and eventually resulted in a principal loan amount to us of $2,000,000, which loan was assigned by Newmark Investments Limited, a Hong Kong organized company (“Newmark”), to Expedia on January 16, 2014, and later became the subject of a new Loan Agreement between us, Oak-Ridge Nevada and Expedia dated February 24, 2014, under like terms, but with a security interest in our equipment and thin film battery technology (the “Expedia Loan”).  Expedia was a founder and the sole owner of Newmark.

-

(March 10, 2015): Our 2014 Equity Incentive Plan that required shareholder approval was effective for Internal Revenue Code of Federal Regulations, Section 1.422-3(b).

-

(March 11-12, 2015): We accepted subscriptions to purchase 1,600,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $400,000 or $0.25 per share.

-

(March 26, 2015): We entered into a Lease Agreement with Henderson Sarno, L.C., a Florida limited liability company (“Henderson Sarno”), whereby we leased certain land and a building comprising approximately 50,492 square feet situated on such land.  On installation of the battery manufacturing equipment we acquired from Bren-Tronics, Inc., a New York corporation (“Bren-Tronics”), on October 20, 2014, these leased premises will become our large format battery manufacturing facility, producing battery products for electric vehicles, golf cars and electric task oriented vehicles.

-

(April 6, 2015):  We accepted subscriptions to purchase 940,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $235,000 or $0.25 per share.

-

(April 8, 2015): We accepted subscriptions to purchase 800,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $200,000 or $0.25 per share.

                        -      (April 17, 2015): We received a subscription to purchase 200,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $50,000 or $0.25 per share, for which payment was received on April 21, 2015.  These shares have not yet been issued.

                         -     (April 30, 2015):  We received a subscription to purchase 300,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $75,000 or $0.25 per share, on for which payment was received on May 7, 2015.  These shares have not yet been issued.

-

(May 5, 2015 [effective April 30, 2015]):  Expedia extended the payment of our $2,000,000 Loan Agreement, together with accrued interest, from April 30, 2015, to June 30, 2015.

Business Developments in the Year Ended December 31, 2014:

-

(January 21, 2014):  Stephen J. Barber was elected our CEO and a director.

-

(January 27, 2014):  We achieved full ISO 9001 certification for our facilities in Melbourne, Florida.

-

(February 11, 2014): Dr. John B. Bates, Ph.D., was appointed Chairman of our newly designated Scientific and Technology Committee.

-

(February 11, 2014): We granted Expedia a lien on all of our equipment and thin film battery intellectual property to secure payment of our $2,000,000 loan and accrued interest from Newmark, of which Expedia was the sole owner and assignee (the “Newmark Loan”) and became our lender under a new Loan Agreement and related security agreements with Expedia dated on or about February 24, 2014, replacing the Newmark Loan but under like terms.

-

(March 4, 2014): Our Board of Directors adopted a new Business Conduct and Code of Ethics Policy, an Insider Trading Policy and our 2014 Equity Incentive Plan.

-

(March 5, 2014): We announced discussions on a strategic alliance with Leclanché to expand our respective technical capabilities and product lines.

-

(April 9, 2014): We completed a Private Placement Subscription Agreement whereby Precept, for and on behalf of Prescient SP, purchased 1,416,667 shares of our common stock comprised of “restricted securities,” for aggregate of $255,000 or approximately $0.18 per share.

-

(April 9, 2014): We entered into a Joint Development and Marketing Agreement with Leclanché.

-

(May 30, 2014): We entered into a Convertible Loan and Investment Agreement with Leclanché for CHF3,000,000, which was subsequently amended and increased to CHF5,000,000 on or about August 2, 2014.

-

(June 16, 2014): We amended our Articles of Incorporation to increase our authorized common stock from two hundred million (200,000,000) shares to three hundred and fifty million (350,000,000) shares, while retaining the current par value of our authorized shares at one mill ($0.001) per share.

-

(July 31, 2014): We completed a Private Placement Subscription Agreement whereby Precept, for and on behalf of Precept Fund, purchased 11,000,000 shares of our common stock comprised of “restricted securities,” for aggregate of $2,200,000 or approximately $0.20 per share.

-

(August 5, 2014): We entered into a Consulting Agreement with Savoy Enterprises, Inc. (“Savoy”) dated as of March 21, 2014, for a term of one year ending March 21, 2015.

 -

(August 13, 2014): We completed a Private Placement Subscription Agreement whereby Precept, for and on behalf of Prescient SP, purchased 16,775,000 shares of our common stock comprised of “restricted securities,” in consideration of the $3,355,000 advanced by Prescient SP on our behalf under our Leclanché Loan Agreement.

-

(September 3, 2014): We completed a Private Placement Subscription Agreement whereby Precept, for and on behalf of Prescient SP, purchased 15,000,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $3,000,000, or $0.20 per share.

-

(September 25, 2014): We resolved to issue 262,500 shares of our common stock for settlement of an  Employment Agreement entered into in July, 2013, and paid $85,000.  The shares were issued under the our 2014 Equity Incentive Plan, and were valued at $0.70 per share.  All warrants that were issuable under the Employment Agreement were terminated.

 -

(September 29, 2014): We amended our Articles of Incorporation to increase our authorized common stock from three hundred and fifty million (350,000,000) shares to five hundred million (500,000,000) shares, while retaining the current par value of our authorized shares at one mill ($0.001) per share.

-

(October 14, 2014): We amended our Bylaws to provide for the senior officer position of “Executive Chairman.”  Mr. Barber, who was then our President, CEO and Board Chairman, resigned as President and was elected as our Executive Chairman, a new senior officer position created by the amendment to our Bylaws adopted on such date.

 -

(October 14, 2014): Larry Lee Arrowood was elected as our President, replacing Stephen J. Barber.

-

(October 20, 2014): We entered into an Asset Purchase Agreement (the “Bren-Tronics Agreement”) with Bren-Tronics pursuant to which we acquired certain equipment from a shuttered 100,000 square foot facility that had been used by Bren-Tronics in the manufacturing of batteries.

-

(November 3, 2014): Mark L. Meriwether, our current Vice President and a director, was also elected to the office of Secretary of the Company by our Board of Directors.

-

(November 7, 2014): We amended our Articles of Incorporation to change our name to “Oakridge Global Energy Solutions, Inc.” and to increase our total authorized capital to five hundred ten million (510,000,000) shares, with five hundred million (500,000,000) shares designated as common stock and ten million (10,000,000) shares designated as preferred stock, while retaining the current par value of our authorized shares at one mill ($0.001) per share.

-

(November 20, 2014): We entered into a two year Letter Agreement with Charge Commander, L3C (“Charge Commander”), effective for the period from November 1, 2014, to November 1, 2016, to deliver energy storage products, consisting of certain cells as defined in the Letter Agreement, which Charge Commander will utilize to manufacture batteries.

-

(November 26, 2014): We entered into a six month Lease Agreement with MV 51 Investments (“MV 51” and the MV 51 Lease Agreement,” respectively) to lease our 24,167 square foot warehouse facility in Melbourne, Florida, of which approximately 4,167 square feet is being utilized as office space; approximately 20,000 square feet is warehouse.

-

(December 7, 2014): We completed a Restructuring Agreement (“Leclanché Restructuring Agreement”) involving a restructuring of Leclanché, which specializes in the production of large-format lithium ion cells and energy storage solutions; and a Loan and Security Transfer Agreement (“Leclanché Loan Transfer Agreement”) whereby we agreed to transfer our Convertible Loan and Investment Agreement and related security agreements with Leclanché dated May 30, 2014, and as amended on August 2, 2014, to Recharge ApS, a Danish private limited company, with its principal place of business at Frederiksgade 21, 1st Floor, DK-1265 Copenhagen, Denmark (“Recharge”) The closing of these agreements was subject to a binding Letter of Intent for us to acquire 11,000,000 shares of Leclanché from Precept, which are held by Precept for and on behalf of Precept Fund and Prescient SP.

-

(December 23, 2014): Our Board of Directors resolved to grant and issue 2,675,000 shares of our common stock to 13 employees and three executive officers, effective December 31, 2014, which shares were part of our shares of common stock reserved for issuance under our 2014 Equity Incentive Plan.

-

(December 31, 2014): We completed a Private Placement Subscription Agreement whereby Precept, for and on behalf of Prescient SP, purchased 1,000,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $200,000, or $0.20 per share.

Business Developments during the Year Ended December 31, 2013:

-

(July 1, 2013): We completed a Private Placement Subscription Agreement whereby Precept, for and on behalf of Prescient SP, purchased 13,888,888 shares of our common stock comprised of “restricted securities,” for aggregate consideration of approximately $2,500,000 or approximately $0.18 per share.

-

(August 21, 2013): We changed our name to “Oak Ridge Energy Technologies, Inc.”

-

(December 23, 2013): We completed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) by and among our former President and an entity affiliated with him, and certain of our principal shareholders, which resulted in his resignation from all positions with any of the other parties and his affiliated party’s release and conveyance of any ownership in Oakridge, Precept, Prescient SP or Newmark, among other related matters.

-

(December 24, 2013): We completed a Private Placement Subscription Agreement with Precept, for and on behalf of Prescient SP, and Newmark, whereby: (i) Prescient SP purchased 3,333,333 shares of our common stock comprised of “restricted securities,” for aggregate consideration of approximately $600,000 or approximately $0.18 per share; (ii) the Newmark Loan was extended to June 30, 2014; and (iii) Newmark conveyed to us 12,000,000 shares of our common stock that it had acquired under the Carbon Strategic Stock Purchase Agreement of October 8, 2012, with 1,500,000 of such shares being reserved for issuance to a current officer and director for future compensation and 10,500,000 of such shares being reserved for issuance under our 2014 Equity Incentive Plan that was adopted by us in March, 2014.

BUSINESS

We are an energy storage solution provider with a strategy to deliver an innovative package of energy storage solutions based around a variety of complementary technologies to build an industrial scale platform in the energy storage industry with a global reach through a combination of merger and acquisition transactions and strategic agreements with others, as well as organic growth.

Our laboratory facilities and headquarters were established in Melbourne, Florida, in the fall of 2012, and we have achieved full ISO 9001 certification for our facilities in Melbourne, Florida.  ISO 9001 certification demonstrates compliance to the ISO 9001:2008, a set of guidelines developed by the International Organization for Standardization. These standards outline a philosophy of quality management. When applied well, the practices yield error-free products or services and result in high levels of customer satisfaction.  ISO 9001:2008 has been deployed in more than 160 countries.

We have a team of industry experts that are driving the next generation of high performance lithium ion cells and smart battery systems, offering best in class cells and modules that we believe deliver higher capacity per unit of volume and weight than similar products, enhanced cycle life and most critically, intrinsic engineered safety parameters with the highest quality standards.

Our current 12,000 square foot facility was designed to support research in advanced lithium ion cell materials and chemistries, develop both prismatic (flat pack) and cylindrical form factor cell products, complete manual cell assembly for testing and sampling customers, and establish manufacturing lines for prismatic flat pack up to 30Ah, large form factor prismatics to 500Ah.

The Company’s complete facility will have the ability to manufacture six megawatt hours of products annually, once the equipment purchased under the Bren-Tronics Agreement in the fourth quarter of 2014 is fully installed and commissioned during the second quarter of 2015 in the approximately 50,492 square feet of building leased from Henderson Sarno during the first quarter of 2015, which is also in Melbourne, Florida.  Our manufacturing capabilities at this facility are anticipated to grow with customer orders, and our purchased equipment will be installed and placed online as required to satisfy customer orders, until we have achieved 100% manufacturing capability.  Our functions include manufacturing, systems engineering, product development, materials characterization, quality assurance, prismatic cell assembly and testing and pilot manufacturing for new prismatic cell designed as required by customers or our target market segments.

Battery modules assembled from these cells are constructed, and the process of integration of commercial Battery Management Systems (”BMS”) into these battery modules to optimize their performance characteristics as part of our sales goals is at an advanced stage.

We are focused on designing and manufacturing specialty engineered cells and battery systems that meet specific commercial applications requirements. For example, 2013 and 2014 included a successful program to develop pressure tolerant cells for Unmanned Underwater Vehicles (“UUV”). These robots are flooded machines where the battery itself is exposed to deep sea pressures of up to 10,000 pounds per square inch (sea level pressure is 14.7 psi). Our cells have passed this rigorous abuse testing by the US Navy’s testing laboratory, Caderock, and have been qualified for deployment on the UUV’s.  We use a variety of electrochemical systems to address specific application performance requirements in this specialized application.

During 2014, we also developed cells and battery packs for the growing market for Unmanned Aerial Vehicles (“UAV”). This application is completely different from the UUV applications, and our capabilities to engineer to specification are being applied to this rapidly expanding market from high level personal and civilian industry, along with the full spectrum of the recreational remote control market, the film industry and agribusiness drones, to military field deployable aircraft and law enforcement devices.

We have an active business development and sales team with an active and increasing customer base.  Business development activities are underway for Unmanned Autonomous Systems (“UAS”), which include UUV, UAV, land based and surface water based robotic systems. Numerous contacts with electric fleet vehicles manufacturers, back up power opportunities, military, marine and industrial applications are interested in these technologies.  We have branded this battery series the “Patriot Series.”  In addition, and to capitalize on the significant manufacturing capacity we have added through the addition of the large format manufacturing equipment acquired as part of the Bren-Tronics Agreement, during 2014, we have also successfully developed a new range of large format prismatic batteries for the worldwide golf car and local area electric vehicle market, which we successfully launched in January 2015, at the annual PGA golf show at Orlando, Florida, believed to be the largest golf show in the world.

We also maintain approximately 25,000 square feet of space for warehousing of the large format prismatic manufacturing equipment purchased under the Bren-Tronics Agreement pending installation and commissioning, as well as for the storage of raw materials and finished goods.  These premises were leased from MV 51 in November, 2014, and also include approximately 4,167 square feet of office space.

Principal Products or Services and their Markets

Our principal products include lithium ion large format prismatic cells (from 20Ah to 500Ah), small format prismatic cells (from 0.25Ah to 30Ah) and battery modules made from these cells.  These batteries include a BMS to optimize their performance and control their re-charging functionality

We have also developed a prismatic cell that can survive pressures up to 10,000 psi.  Batteries built with these cells were designed for powering UUVs for specialized military and commercial applications.

Distribution Methods of the Products or Services

We have established a business development and preliminary sales team, with our business development and sales activities for Golf Car Products, Radio Controlled Unmanned Vehicles, which include UUV, UAV, land based and surface water based robotic systems, having commenced. We have participated as an exhibitor at the PGA Golf Merchandise Show in Orlando, Florida, in January 2015, with great success.  In the Radio Controlled Unmanned Vehicle markets, we have established market presence through various social media and similar trade shows, which have also reflected a very positive interest in these products.

These activities are driven by developing our “Made in the USA” branding, as we are committed to “on-shoring” of manufacturing after years of outsourcing of the country’s manufacturing capability to China, Mexico and elsewhere. We have consciously taken this approach as we believe that the timing is right for the return to “Made in The USA” becoming important to customers.  During 2015, we have several trade shows and symposia targeted for our attendance, while press releases about product developments and product offerings are also planned in the trade magazines and online sites that cater to these target markets.  During the first half of 2015, we have begun to establish a worldwide distribution network in both the Golf Car Products and the Radio Controlled Unmanned Vehicles markets, and we are currently in the process of finalizing contractual arrangements with numerous distributors who are extremely interested in distributing these products.

Competitive Business Conditions,

Competitive Position in the Industry and Methods of Competition

Principal competitors in energy storage industry are major companies such as Panasonic, Sony and Trojan, along with medium sized competitors such as A123, Saft, Valence and NEC Corp. The resources and capabilities of these companies are far beyond our resources and capabilities, and our competitive position in respect of these companies is very limited.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw materials and manufacturing equipment for our lithium ion prismatic batteries are readily available from a range of suppliers in the United States and elsewhere; we are also exploring the potential for a strategic partnership with a single high quality lithium supplier to support our requirements as we grow.  Suppliers include BASF, Dai Nippon Printing (DNP) and Entek Membranes, LLC.

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

•

“Long Life Thin Film Battery and Method Therefor” U.S. Patent No. 6,994,933 B1 (Feb. 7, 2006)

o

Creates a thin film protective coating that makes the Oakridge TFB more durable through resistance to oxygen and moisture.

•

“Long Life Thin Film Battery and Method Therefor” U.S. Patent No. 7,524,577  B2 (Apr 28, 2009)

o

Protects the battery from air exposure;

o

Allows the battery to survive solder reflow conditions; and

o

Allows a high-temperature thin film battery to operate at temperatures up to 170ºC.

•

“Getters for Thin Film Battery Hermetic Package” U.S. Patent No. 7,553,582 B2 (Jun 30, 2009)

o

Further improves TFB packaging and the ability to withstand environmental pressures.  In particular, improved long-life TFB packages including getters and methods for making improved long-life TFB packages.

•

“Thin Film Battery and Electrolyte Therefor” U.S. Patent No. 7,410,730 B2 (Aug. 12, 2008)

o

New composition for a Lipon-based electrolyte;

o

Improves the mechanical properties of a thin film electrolyte; and

o

Notice of allowance of all twenty-four claims received from USPTO on 24 March, 2008.

•

“Thin Film Batteries for Low-Voltage Applications” U.S. Patent No. 8,815,450 B1 (Aug. 26, 2014)

o

Develops a TFB that operates between 2 V and 1 V.

We are not currently involved in further development of these patents or utilizing or marketing our thin film battery technology, though we may do so in the future.  Other than our proprietary technology, we have no other intellectual property patents or patents pending.

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

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirement to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding shareholder approval of any golden parachute payments not previously approved.   This designation relieves us of some of the informational requirements of SEC Regulation S-K, and may reduce our regulatory operating costs and expenses.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to shareholders at a special or annual meeting or pursuant to a written consent of shareholders will require us to provide our shareholders with the information outlined in Schedule 14A (where proxies are solicited) or Schedule 14C (where shareholder consents in writing to the action have already been received or are anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.  Actions taken under 14C requirements are customarily not effective until 21 days after the mailing to shareholders.

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

Research and Development Costs during the Last Two Fiscal Years

We incurred $1,049,635 and $1,906,537 during our respective fiscal years ended December 31, 2014, and 2013, on research and development expenses related to our prismatic, cylindrical and thin film batteries and technologies.

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

The Occupational Safety and Health Administration, DEP and other regulatory agencies have jurisdiction over the operations of our Melbourne, Florida, facilities. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations.

Audits or examinations by these or other regulatory agencies with jurisdiction over our operations may cause unforeseen delays and require significant time and resources from our technical staff.

We expended $0 and $10,000 in our fiscal years ended December 31, 2014, and 2013, on environmental compliance related to safety equipment, like hazmat gear and related items.

Number of Total Employees and Number of Full-Time Employees

Our total combined employees consist of 14 full-time employees. Our employees are concentrated on these functions: marketing, sales and related business development; technology; systems and process engineering; product development; finance and administration; manufacturing operations; quality assurance; and facility management.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of our reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, the various caveats and reservations contained herein should be considered as risk factors related to our business, among others associated with small companies in highly specialized technologies like those involving the energy storage industry and in a financial market environment where our capital availability is constrained, including the following.

Risk Factors Relating to Our Business

We are a development stage company that has had no revenues and has incurred substantial losses during our last two fiscal years.

We had revenues of $52,200 during the 12 months ended December 31, 2014; and we incurred operating losses of $8,459,775 during this year period.  If our losses continue due to our inability to realize our projected sales or other reasons, our business may fail, and we may be required to cease our business operations.

We have limited liquid assets and our business is dependent upon raising capital from outside sources to fund our business and to continue our operations, while we ramp up production and sales.

We have limited cash on hand and are only beginning to generate cash flows from our business to fund our operations.  Accordingly, until sales ramp up to break even levels, which we anticipate to occur in the last half of 2015, we are dependent upon funding from outside sources, and there is no assurance that we will be successful in raising the necessary capital to continue our business operations.  Though we have been funded by Precept, for and on behalf of Prescient SP and Precept Fund, which, together, comprise our principal shareholders, since July, 2013, there is no assurance that such funding will continue or be sufficient to ensure our continued operations (notwithstanding that Precept has undertaken to continue to financially support us.)  Further, the substantial holdings Precept for and on behalf of Prescient SP and Precept Fund have of our common stock, amount to approximately 87.2% of our outstanding voting securities, and this may deter others from funding our business, and our business may fail.  These computations include 750,000 shares individually owned by Mr. Barber, who is the investment manager for Precept.

Our customer base is currently in the early stage but there is no guarantee that we will be successful in meeting our sales projections.

We currently have a small but growing number of customers and are now ramping up our sales and distribution network.  We develop products for commercial customers and sell our products through distribution arrangements with distributors. We have current manufacturing capacity to build both small and large format cells and batteries to meet the needs of our customers in the short term.  Our business model depends upon us analyzing the markets and providing a suitable product for this market.  We are competing directly with battery companies in the consumer market that are substantially larger and with greater financial resources and facilities, among many other competitive factors that are adverse to us.  Accordingly, our business may fail, even if we have the desired products.

We may not successfully offer attractive products to our customers, and our business may fail.

In order to meet our strategic goals, we must successfully locate and offer our customers new, innovative and high quality products. Our product offerings must be competitive, useful to the customer, well made, distinctive in design, price competitive and not widely available from other sources. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future.

We are dependent on certain key personnel, without whom our business will suffer.

Our success depends to a significant extent upon the abilities of our senior management. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business. In addition, our performance will depend upon our ability to attract and retain qualified management, engineering and sales personnel. There can be no assurance that the members of our existing management team will be able to manage the Company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

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

We have substantial liabilities, the major portion of which is the Expedia Loan, which is due on June 30, 2015, and our failure to obtain a further extension on this loan or to pay it when due could cause our business to fail.

We had stockholders’ equity of $3,993,550 at December 31, 2014, and a stockholders’ deficit of $407,362 at December 31, 2013.  We owed Expedia $2,060,493 on the Expedia Loan as of December 31, 2014, and interest of 6% per annum continues to run on the principal of amount of $2,000,000, with $60,493 in accrued interest due on December 31, 2014, and with $90,082 accrued interest accrued at March 31, 2015.  The Expedia Loan is now due on June 30, 2015.  The Expedia Loan was previously the “Newmark Loan,” the first advance to us of which occurred in or about November, 2012, and eventually resulted in a principal loan amount to us of $2,000,000 by Newmark.  Newmark assigned its loan to Expedia on January 16, 2014, and a new Loan Agreement between us, Oak-Ridge Nevada and Expedia dated February 24, 2014, under like terms, was executed, including the granting of a security interest in our equipment and thin film battery technology to Expedia.  Expedia was a founder and the sole owner of Newmark.  On December 23, 2013, Newmark also assigned 92,000,000 shares of our common stock that it had acquired under the Stock Purchase Agreement between us and Carbon Strategic on October 8, 2012, 12,000,000 shares of which were conveyed to the Company (10,500,000 were to be reserved for issuance under our 2014 Equity Incentive Plan and 1,500,000 were reserved for issuance as compensation to an executive officer) and 80,000,000 shares of which were conveyed to Expedia.  On or about March 31, 2014, Expedia conveyed these 80,000,000 shares to Precept for a non-voting interest in one of Precept’s funds (Prescient SP).  We have only paid accrued interest of $171,658 on the Expedia Loan, which had accrued through June 30, 2014. By reason of the relationship between Precept and Expedia, we have successfully requested Expedia to extend the Expedia Loan on a number of occasions without penalty, most recently on May 5, 2015 (effective April 30, 2015), which extended the due date of the Expedia Loan to June 30, 2015.  However, if we are unable to extend or repay the Expedia Loan when due, we may lose our equipment and thin film battery intellectual property, all of which has been pledged to secure payment of the Expedia Loan, and we may be subject to a deficiency judgment, in the event such security is not adequate to pay the principal and interest due on the Expedia Loan, together with costs of collection.  If that occurs, we may have to cease our operations, and our business will fail.

Our products may be subject to export limitations that could make it difficult for us to market products in certain countries.

The United States prohibits certain technology from being exported to a number of countries, including, but not limited to countries where the export of the technology would not otherwise be in furtherance of world peace and the security and foreign policy of the United States.  Based upon this policy, our prismatic, battery technology could be subject to export limitations in certain countries.

Proposed securities regulations and other governmental regulations may increase our costs of doing business substantially, and our results of operations will suffer.

The SEC and Congress, along with various states, have proposed various environmental, foreign sales and other regulations that may affect the energy storage industry and the manufacture and sale of our products, all of which could substantially increase our costs and limit our business operations.  Also, compliance with these regulations will be costly, and may hinder our ability to successfully implement our business model, and we may fail.

The costs in time and expense of being a publicly-held company are substantial and will only increase if our business model is successful.

We are a “reporting issuer” under Section 13 of the Exchange Act, required to file annual reports (SEC Form 10-K), quarterly reports (SEC Form 10-Q) and current reports respecting certain events (SEC Form 8-K), along with proxy or information statements for any meeting of shareholders or written consents of shareholders holding sufficient securities to effect corporate actions.  Most of these reports require financial information, including the annual report, which requires year end audited financial statements by an independent public accountant that is PCAOB registered, like our auditors, and the quarterly reports, which require reviewed quarterly financial statements by such auditors.  The preparation of these reports, their review by management and professionals, and the preparation of these financial statements by our in-house accountants and management, as well as the auditing and review process of such financial statements is time consuming in terms of management resources and costly in terms of professional fees for lawyers, accountants and auditors.  It is difficult to quantify these costs, but they are expected to be not less than between approximately $87,500 and $100,000 annually.  As our business grows, these costs can only increase.

Risk Factors Relating to Our Common Stock

There is no established public market for our common stock, and any market that may develop could be volatile.

There is currently no established trading market for our common stock.  The average daily trading volume of our common stock during the quarter ended March 31, 2015, was approximately 4,000 shares, and no assurance can be given that any established trading market for our shares will commence, or if one does commence, that it will continue, in any respect.  Interest in our common stock may not lead to a liquid trading market, and the market price of our common stock may be volatile. The following may result in short-term or long-term negative pressure on the trading price of our shares, among other factors:

•

Conditions and publicity regarding the energy storage market and related regulations generally;

•

Price and volume fluctuations in the stock market at large, which do not relate to our operating performance; and

•

Comments by securities analysts or government officials, including those with regard to the viability or profitability of the energy storage industry generally or with regard to our ability to meet market expectations.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies.

Our common stock may be deemed to be “Penny Stock,” which will further limit any potential future public market for our shares.

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

We intend to file for qualification on OTCQB and hope to be so qualified by June 1, 2015.

Precept and its controlled funds, Prescient SP and Precept Fund, own approximately 87.2% of our outstanding voting securities and can elect all of our directors who in turn elect all of our officers, and Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a Director, has joint voting control of these shares as the 100% owner of the investment manager of Precept, Prescient SP, Precept Fund through PAML.  These computations include 750,000 shares individually owned by Mr. Barber.

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

Future sales of our common stock could adversely affect our stock price and our ability to raise capital in the future, resulting in our inability to complete required funding for our operations.

Sales of substantial amounts of our common stock could harm the market price of our common stock. This also could harm our ability to raise capital in the future. There are approximately 14,621,281 shares of our common stock that are potentially freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than “affiliates,” as defined under the Securities Act.  Any sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could harm the market price of our common stock. See Part II, Item 5.  Sales by “affiliates” would further harm any trading market that then exists for our common stock.

We will not solicit the approval of our shareholders for the issuance of authorized but unissued shares of our common stock unless this approval is deemed advisable by our Board of Directors or is required by applicable law, regulation or any applicable stock exchange listing requirements. The issuance of those shares could dilute the value of our outstanding shares of common stock.

ITEM 2:  PROPERTIES

Our principal executive offices are located at 3046 East Brighton Place, Salt Lake City, Utah 84121.  This is the residence of our Vice President, Secretary and a director.  These offices are located here primarily for contact purposes and comprise no particular square footage applicable to use and are provided at no cost.

Our current principal place of business is 751 North Drive in Melbourne, Florida, where our current manufacturing facilities and offices are located.

On November 18, 2012, we entered into a 36 month Lease Agreement with North Dow LLC to lease our 12,100 square foot facility in Melbourne, Florida, of which approximately 2,000 square feet is being utilized as our office space; approximately 9,600 square feet houses our research and development laboratory and small scale manufacturing facility; and approximately 500 square feet is used for storage.  Exhibit A of the Lease Agreement was structured so that we only paid for 7,500 square feet of the leased space for the first year for a total monthly lease payment of $6,679; 9,800 square feet of the leased space and a total monthly lease payment of $7,898 for the second year; and 12,100 square feet of the leased space and a total monthly lease payment of $9,117 for the last year of the lease.  No payment was required of us for November and December of 2012.  Each monthly lease payment includes property taxes, insurance, CAM and sales tax.  We were also required to pay a $9,117 security deposit.  See our 8-K Current Report dated November 18, 2012, and filed with the SEC on November 21, 2012.  See Part IV, Item 15.

On November 26, 2014, we entered into a six month Lease Agreement with a one year option with MV 51 Investments to lease our 24,167 square foot warehouse facility in Melbourne, Florida, of which approximately 4,167 square feet is being utilized as office space; approximately 20,000 square feet is warehouse.  Lease payments are $14,000 per month plus applicable sales tax.  An $8,125 Security Deposit was paid as part of the Lease Agreement.

On March 26, 2015, we entered into a Lease Agreement with Henderson Sarno whereby we leased certain land described in Exhibit A to the Lease Agreement and a building comprising approximately 50,492 square feet situated on such land.  On installation of the battery manufacturing equipment we acquired from Bren-Tronics on October 20, 2014, these leased premises will become our large format battery manufacturing facility, producing battery products for electric vehicles, golf cars and electric task oriented vehicles.  The Lease term is for five years and three months, commencing on April 1, 2015, and ending on June 30, 2020.  The “Basic Rent” for the first year of the Lease is $263,189, payable in monthly installments of $29,243, commencing on July 1, 2015, together with sales tax of $1,900 per month.  The Basic Rent for the second year is $350,919, plus applicable sales tax, commencing on April 1, 2016, and the remaining three years of the Lease have a 3% annual increase in the prior year’s Basic Rent.  The Lease is a “Net Lease,” with us being required to pay all costs of ownership, maintenance, repair and replacement of capital items outlined in the Lease, and with Henderson Sarno being obligated to provide the “Common Area Services,” to include exterior janitorial services, fire alarm maintenance and monitoring contract, grounds maintenance, repair and maintenance of the roof, pond maintenance, lawn irrigation system, maintenance and repair of the HVAC, landscaping and parking lot maintenance.  “Additional Rent” of $7,784 shall also be paid by us, monthly, together with sales tax, and is subject to adjustment for increases in real property taxes, governmental assessments of water and sewer charges or other expenses related to leased property and improvements. For more information on this lease, see our 8-K Current Report dated March 26, 2015, and filed with the SEC on April 1, 2015.

ITEM 3:  LEGAL PROCEEDINGS

We are not the subject of any pending material legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any person, entity, federal, state or local governmental agency.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

We settled a legal action instituted against us claiming a finder’s fee in connection with the Carbon Strategic SPA, which settlement was reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which was filed with the SEC on November 19, 2014, with the final settlement documents having been filed with the SEC in our Quarterly Report on Form 10-QA-1 for the quarter ended September 30, 2013, which was filed with the SEC on April 8, 2014.  See Part IV, Item 15.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTCQB of the OTC Markets, Inc. under the trading symbol “OGES” as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management, our principal shareholders, Precept Fund and Prescient SP, and others, may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2013, and 2014 (in that order), is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, markdowns or commissions.

Period	High	Low
January 1, 2013 through March 31, 2013	$0.23	$0.20

April 1, 2013 through June 30, 2013	$0.32	$0.20

July 1, 2013 through September 30, 2013	$1.15	$0.32

October 1, 2013 through December 31, 2013	$0.90	$0.30

January 1, 2014 through March 31, 2014	$1.10	$0.32

April 1, 2014 through June 30, 2014	$1.20	$0.50

July 1, 2014 through September 30, 2014	$0.75	$0.15

October 1, 2014 through December 31, 2014	$0.85	$0.15

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have approximately 540 shareholders of record, not including an indeterminate number who may hold shares in “street name.”  We estimate, based upon information provided to us by Broadridge, that we have in excess of 1,750 shareholders.

Dividends

There are no present material restrictions that limit our ability to pay dividends on our common stock or that are likely to do so in the future. We have not paid any dividends with respect to our common stock, with the exception of the dividend we effected by a three for one forward split in 2004.  Based upon our current estimated funding requirements for our present and intended business operations, it is not anticipated that any dividends will be paid in the near future. However, given that we are now ramping up production of both our large format and small format batteries and cells, and are finalizing sales and distribution arrangements for these products, we may pay dividends when revenues permit.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,500,000	*	7,062,500
Equity compensation plans not approved by security holders	None	None	None
Total	10,500,000	None	7,062,500

* On September 25, 2014, the Company resolved to issue 262,500 shares of our common stock for settlement of an employee contract.  The shares were issued under our 2014 Equity Incentive Plan and were valued at $0.70 per share.

On October 14, 2014, we resolved to issue 350,000 shares of our common stock to 14 employees.  These shares are registered under an S-8 Registration Statement filed with the SEC on September 25, 2014, as part of our 2014 Equity Incentive Plan.  Despite registration of the shares reserved for issuance under the 2014 Equity Incentive Plan pursuant to SEC Form S-8, all such shares were issued under the Restricted Stock Agreement that is an Exhibit to such Plan.  These shares were valued at $0.41.

On November 3, 2014, we also resolved to issue 150,000 shares of our common stock to Larry Lee Arrowood, our newly elected President, under his Employment Agreement.  These shares were also issued under the 2014 Equity Incentive Plan and were valued at $0.41.

On December 23, 2014, our Board of Directors resolved to grant and issue 2,675,000 shares of our common stock, effective December 31, 2014, which were part of our shares of common stock reserved for issuance under our 2014 Equity Incentive Plan, to 13 employees and three executive officers.  The shares issued to employees were valued at $0.41 or the closing market price of our shares on the OTCBB on December 22, 2014, the date immediately preceding the date of the grants. 750,000 of these shares of our common stock were issued to Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director; 1,025,000 shares were issued to Larry Lee Arrowood, our President (500,000 of these shares do not fully vest until June 1, 2015); and 525,000 shares to Mark L. Meriwether, our Vice President, Secretary and a director.  These shares were valued at $0.451 per share, which was 110% of closing market price of our shares on the OTCBB on December 22, 2014, as required by the 2014 Equity Incentive Plan, or the date immediately preceding the date of the grants.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Date*	Subscriber*	Shares*	Consideration*
4/02/2015	One private investor	400,000	$100,000
3/30/2015	One private investor	400,000	$100,000
3/13/2015	One private investor	800,000	$200,000
3/12/2015	Seventh Prescient SP Subscription Agreement (540,000 shares) and two private investors	940,000	$235,000
3/11/2015	Three private investors	800,000	$200,000
12/31/2014	Sixth Prescient SP Subscription Agreement	1,000,000	$200,000
9/9/2014	Mark L. Meriwether	2,000,000	Services rendered
9/5/2014	Fifth Prescient SP Subscription Agreement	15,000,000	$3,000,000
8/13/2014	Fourth Prescient SP Subscription Agreement	16,775,000	$3,355,000
8/7/2014	Savoy Enterprises, Inc.	3,500,000	Consulting Agreement
7/31/2014	Precept Fund Subscription Agreement	11,000,000	$2,200,000
4/7/2014	Third Prescient SP Subscription Agreement	1,416,667	$255,000
12/24/2013	Second Prescient SP Subscription Agreement	3,333,333	$600,000
7/1/2013	First Prescient SP Subscription	13,888,888	$2,500,000
10/8/2012	Carbon Strategic SPA	94,130,440	Securities Purchase Agreement
10/8/2012	Mark L. Meriwether	3,000,000	Termination of Employment fee
4/18/2012	Mark L. Meriwether	312,000	$31,200 in costs and services

* See the heading “Business Development” of Part I, Item I, above.

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) thereof, Rule 506(b) of SEC Regulation D or under SEC Regulation S, as applicable, which exempts offers and sales of securities to non-“U.S. Persons.”

Use of Proceeds of Registered Securities

There were no proceeds received by us during the calendar years ended December 31, 2014, or 2013, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

With the exception of the 12,000,000 shares of our common stock that we acquired from Newmark under the Settlement Agreement dated December 24, 2013 (see the heading “Business Developments during the Year Ended December 31, 2013” of Part I, Item 1), with 1,500,000 of such shares having been reserved for issuance to a current officer and director for future compensation and 10,500,000 of such shares having being reserved for issuance under our 2014 Equity Incentive Plan that was adopted by us in March, 2014, there were no purchases of our equity securities by us during the years ended December 31, 2014, or 2013.  See the heading “Business Development” of Part I, Item I.

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

-

our current limited manufacturing capabilities;

-

our ability to meet customer demand for products developed;

-

our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

-

our need for future additional financing;

-

trends affecting the commercial acceptability of our products or products that we may develop;

-

our ability to protect and enforce our current and future intellectual property rights; and

-

our business and growth strategies.

We believe that it is important to communicate our future expectations to investors and our shareholders. However, there may be events in the future that we are not able to accurately predict or control, including uncertainties and events that may cause our actual results to differ materially from the expectations we have described in our forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be considered in light of the disclosures made in our reports, registration statements and other filings with the SEC.

Plan of Operation

Our Plan of Operation for 2015 consists of the following objectives:

(1) Continue our sales and marketing of our commercial golf car batteries by establishing a distribution network;

(2) Continue our sales and marketing of our commercial Radio Controlled Unmanned Vehicle batteries by establishing a distribution network;

(3) Continue the business development and sales and marketing efforts to secure battery system supply arrangements in the product areas of electric fleet vehicles, back-up power opportunities and military, marine and industrial applications;

 (4) Deploy both technical and business resources to support Precept for and on behalf of Prescient SP in planned merger and acquisition activities in all the various sectors relevant to our business strategy;

(5)  Complete our manufacturing facility in Melbourne, Florida, that will have the ability to manufacture six megawatt hours of products annually, once the equipment purchased under the Bren-Tronics Agreement in fourth quarter 2014 is fully installed and commissioned during second quarter 2015 in the approximately 50,492 square feet of leased space; and

(6)  Complete our acquisition of the Leclanché shares as discussed under the heading “Business Development” of Part I, Item 1.

Management believes we now have a range of commercially saleable products (large format golf car batteries and small format remote control (“R/C”) market batteries), which we can now produce in commercially viable quantities from our North Drive small format facility and our Sarno Road large format facility.

We are also presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

Results of Operations

For the years ended December 31, 2014 and December 31, 2013

During the year ended December 31, 2014, we had $52,200 in revenue, with general and administrative expenses of $7,433,604.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations, along with $2,288,750 in stock based compensation expense.  We had $1,049,635 in research and development costs for the year ended December 31, 2014, a decrease of $856,902 over 2013, because our focus in 2014 changed from research and development to production.  We had interest and other income of $13 and interest expense of $129,935 for the year ended December 31, 2014, for a net loss of $8,589,697 and a total comprehensive loss of $9,099,921.

During the year ended December 31, 2013, we had $0 in revenue, with general and administrative expenses of $3,113,451.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations, along with $964,000 in stock based compensation expense.  We had $1,906,537 in research and development costs for the year ended December 31, 2013, when our primary focus was on research and development.  We had interest expense of $112,150 for the year ended December 31, 2013, for a net loss of $5,132,138, and a total comprehensive loss of $5,132,138.

Liquidity and Capital Resources

We incurred a net loss of $8,589,697 for the year ended December 31, 2014.  Cash on hand at December 31, 2014, totaled $19,092.  As at December 31, 2014, there was a balance due of $2,060,493 payable on the Expedia Loan, including accrued interest of $60,493, with $90,082 in accrued interest at March 31, 2015.

Until we reach breakeven from our manufacturing and sales efforts, which are currently in ramp up mode, we are dependent on equity financing from external sources that has been arranged for us by our major shareholder Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept’s contact base in the investment community. Our primary source of funding since July, 2013, has been Precept, as our major shareholder.  Its ownership and control of approximately 87.2% of our outstanding voting securities, including the 750,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO. acting CFO and a director who is also through his wholly owned management company, PAML, the investment manager of Precept, may deter others from funding our operations; and its ability to elect all of the members of our Board of Directors may limit our negotiating position on the terms of any such alternative funding.

The total Newmark Loan was, as part of the Settlement Agreement executed on December 24, 2013, assigned to Expedia, and is now the Expedia Loan.  Expedia is the owner of a non-voting interest in one of Precept’s funds (Prescient SP), and Expedia has, at our request, previously extended the Expedia Loan in order to facilitate our operations. All or any part of this loan can be converted to fully paid shares of our common stock at Expedia’s request; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than US$0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance to us by Newmark, under what was then the Newmark Loan, in November, 2012.  This conversion right is in the discretion of Expedia, and can only be made at the end of the loan term, which is now June 30, 2015.  There is no assurance that Expedia will convert the Expedia Loan into shares of our common stock or grant us further extensions of payment of principal and interest.  At March 31, 2015, there was a principal balance of $2,000,000 on the Expedia Loan, with accrued interest of $90,083 to such date.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the years ended December 31, 2014, or 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Oakridge Global Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Oakridge Global Energy Solutions, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholder's equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge Global Energy Solutions, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Anderson Bradshaw PLLC
Salt Lake City, Utah
May 6, 2015

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

abcpas.net

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash	$19,092	$404,927
Inventory	121,829	4,340
Investments	3,980	5,000
Prepaid expenses	-	18,763
Subscription receivable	200,000	150,000
Other current asset	-	1,521
Total current assets	344,901	584,551

Fixed assets – net	1,052,802	1,123,550
Long-term contract	-	193,297
Deposits	17,242	233,810
Related party advance	5,052,500	-
Total assets	$6,467,445	$2,135,208

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	$343,536	$480,853
Due to related parties	130,359	61,717
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,473,895	2,542,570

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares Authorized, 161,401,388 issued and outstanding at December 31, 2014 and 107,272,221 at December 31, 2013	161,401	117,772
Additional paid-in capital	19,960,524	6,297,820
Accumulated deficit	(15,486,122)	(6,896,425)
Deferred stock-based compensation	(205,500)	-
Accumulated other comprehensive income (loss)	(436,753)	73,471
Total Oakridge shareholders’ equity/(deficit)	3,993,550	(407,362)

Total liabilities and shareholders’ equity	$6,467,445	$2,135,208

The accompanying notes form an integral part to these financial statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Year Ended
	December 31

	2014	2013
Revenues	$ 52,200	$ -
Cost of sales	(28,736)
Gross profit	23,464	-

Operating expenses:
General and administrative	7,433,604	3,113,451
Research and development	1,049,635	1,906,537
Total operating expenses	8,483,239	5,019,988
Operating income/(loss)	(8,459,775)	(5,019,988)

Other income/(expenses):
Interest and other income	13	-
Interest expense – related party	(129,935)	(112,150)

Total other income/(expenses)	(129,922)	(112,150)
Net income/(loss) before tax	(8,589,697)	(5,132,138)
Income tax benefit	-	-
Net loss	$(8,589,697)	$ (5,132,138)
Other Comprehensive Income
Foreign currency translation adjustment	(510,224)	-
Total Comprehensive Income (Loss)	$(9,099,921)	$ (5,132,138)
Basic loss per share, basic and diluted	($0.07)	($0.05)
Basic weighted shares outstanding, basic and diluted	125,218,089	107,174,082

The accompanying notes form an integral part to these financial statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Treasury	Treasury	Additional	Accumulated	Deferred	Comprehensive	Total
	Shares	Par Value	Shares	At Cost	Paid-in Capital	Deficit	Stock-comp	Income/(Loss)	Equity(Deficit)
Balance as at December 31, 2012	100,000,000	$ 100,000	-	$ -	$ 1,936,610	$ (1,764,287)	$ -	$ 73,471	$ 345,794
Issued stock for cash	13,888,888	13,889			2,486,093				2,499,982
Issued stock for services	200,000	200			63,800				64,000
Issued stock for debt	350,000	350			314,650				315,000
Issued stock in private placement	3,333,333	3,333			596,667				600,000
Treasury shares acquired			12,000,000
Issued stock for services			(1,500,000)		900,000				900,000
Net income (loss) for period						(5,132,138)			(5,132,138)

Balance as at December 31, 2013	117,772,221	$ 117,772	10,500,000	-	$ 6,297,820	$ (6,896,425)	$ -	$ 73,471	$ (407,362)

Issued stock for cash	28,416,667	28,417			5,626,583				5,655,000
Issued stock to settle debt	16,775,000	16,775			3,338,225				3,355,000
Issued stock for settlement	262,500	262			183,488				183,750
Issued shares for services	3,500,000	3,500			2,014,833				2,018,333
Issued shares to employees and officers	5,175,000	5,175			2,489,075		(205,500)		2,288,750
Treasury shares cancelled	(10,500,000)	(10,500)	(10,500,000)		10,500				-
Net income (loss) for period						(8,589,697)		(510,224)	(9,099,921)
Balance as at December 31, 2014	161,401,388	$ 161,401	-	-	$ 19,960,524	$ (15,486,122)	(205,500)	$ (436,753)	$ 3,993,550

The accompanying notes form an integral part of these financial statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2014	2013
Cash flow from operating activities:
Net income/(loss)	$(8,589,697)	$(5,132,138)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	253,596	215,533
Stock issued for services	4,307,083	964,000
Stock issued for settlement	183,750	315,000
Write-off of deposits	221,900	-
(Increase)/decrease in inventory	(117,489)	(4,340)
(Increase)/decrease in other current assets	1,521	4,130
(Increase)/decrease in subscription receivable	(50,000)	-
(Increase)/decrease in long-term contract	193,297	250,000
(Increase)/decrease in prepaid expenses	18,763	(18,763)
(Increase)/decrease in security deposit	-	(2,793)
Increase/(decrease) in accounts payable and accruals	(137,317)	443,997
Net cash used in operating activities	(3,714,593)	(2,965,374)

Cash Flow from investing activities:
Purchase of fixed assets	(182,848)	(580,298)
Long-term assets	(5,332)	(221,900)
Purchase of investments	1,020	(5,000)
Related party advance	(2,207,724)	-
Net cash used in investing activities	(2,394,884)	(807,198)

Cash flow from financing activities:

Proceeds from private placement	5,655,000	2,949,982
Loan from convertible debt – related party	-	1,000,000
Loan from related parties	68,642	61,717

Net cash from financing activities	5,723,642	4,011,699
Effect of foreign exchange rate on changes in cash	-	-
Net increase (decrease) in cash and cash equivalents	(385,835)	239,127
Cash and cash equivalents, beginning of period	404,927	165,800
Cash and cash equivalents, end of period	$ 19,092	$ 404,927

Supplemental Cash Flow Information
Cash paid for taxes	$0	$0
Cash paid for interest	$171,658	$0
Non cash investing and financing activities:
Related party advance	$3,355,000	$0

The accompanying notes form an integral part to these financial statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Notes to Consolidated Financial Statements

These notes form an integral part of and should be read in conjunction with the accompanying accounts.

Note 1 – Domicile and activities

Oakridge Global Energy Solutions, Inc. (referred to hereafter as “the Company” or “Oakridge”) was incorporated on August 15, 1986, under the laws of the state of Colorado.  In 2002, the Company acquired its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada Corporation (“Oak Ridge Nevada”). The Company’s principal operations had been the further development and commercialization of its rechargeable thin film lithium battery technology.  Its principal operations now encompass multiple lithium ion technologies and form factors in the energy storage industry.

Effective on the opening of business on November 7, 2014, the Company’s Amended and Restated Articles of Incorporation were further amended to change the name to “Oakridge Global Energy Solutions, Inc.” and to add the authority to issue a class of 10,000,000 shares of preferred stock to its authorized shares.

On October 8, 2012, the Company acquired Carbon Strategic PTE LTD, a Singapore corporation, in the business of general wholesale trade including carbon credit trading, specializing in designing and developing project models for sustainable forest development and forest conservation through biodiversity, REDD (“Reduced Emissions from Deforestation and Degradation”) carbon mechanisms, sustainable forestry practices, carbon origination for renewable energy projects and strategic solutions for sustainable practice in industry.  On March 5, 2014, the Company announced its intention to write off its investment in Carbon Strategic and is now in the final phase of the process of winding up the affairs of Carbon Strategic and dissolving its corporate existence.

Note 2 – Summary of significant accounting policies

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Oakridge Global Energy Solutions, Inc. and its wholly-owned subsidiaries, Carbon Strategic and Oak Ridge Nevada. All significant inter-company transactions have been eliminated in the consolidated financial statements.

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

The Company charged $0 to bad debt expense for the period ended December 31, 2014. An analysis of the allowance for doubtful accounts balance at December 31, 2014, determined that no reserve was required.

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

In prior periods the Company’s functional currency was the Australian dollar.  Effective with the business combination with Oakridge, the significant activity in the United States has necessitated that the Company change its functional currency to the US dollar, which is the reporting currency.  In accordance with US GAAP, translation adjustments for prior periods continue to be presented in equity and the translated amounts for nonmonetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods.

e)

Financial instruments

The carrying amounts of financial instruments, including cash, related party advance and accounts payable, are considered by management to be their estimated fair values.

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

h)

Inventory

Inventories are stated at the lower of cost or market value based upon the average cost or the first-in, first-out (FIFO) inventory method.  Inventory consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Raw materials	$118,489	$1,000
Supplies	3,340	3,340

Total Inventory	$121,829	$4,340

i)

Investment

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at each balance sheet date. We have classified and accounted for our investment as available-for-sale. We may or may not hold investments with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell investments prior to their stated maturities. As we view these investments as available to support current operations, we classify investments with maturities beyond 12 months as current assets and carry them at fair value, reporting any unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record as interest and other income, net. We determine any realized gains or losses on the sale of investments on a specific identification method, and we record such gains and losses as a component of interest and other income, net.

j)

Property and equipment

Property and equipment, recorded at cost, consists of the production equipment acquired for the manufacture of Lithium –ion battery cells and systems and assets used in the research and development of the thin film lithium battery.  The assets are being depreciated over five and seven years using the straight-line method of depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Statement of Operations for the period. The cost of maintenance and repairs is expensed as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2014 and 2013, property and equipment consisted of the following:

	12/31/2014	12/31/2013
Equipment	$1,437,403	$1,254,555
Leasehold improvements	93,765	93,765
Less accumulated depreciation and amortization	(478,366)	(224,770)
	$1,052,802	$1,123,550

For the periods ended December 31, 2014 and December 31, 2013, depreciation expense was $253,596 and $224,770.

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

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method for warrants and options and the if converted method for convertible debt when the conversion is not dependent on a substantive non-market based contingency during the period. Accordingly, this presentation has been adopted for the periods presented.  The Company incurred net losses for the years ended December 31, 2014 and 2013 and the effect of including potential common shares in the diluted earnings per share calculation would be anti-dilutive and are therefore not included in the calculations.

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
		2014	2013
Net loss (numerator)	$	$(8,589,697)	$(5,132,138)
Shares (denominator)		125,218,089	107,174,082
Net loss per share amount		$(0.07)	$(0.05)

m)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The results of these reclassifications did not materially affect the financial position, results of operations or cash flows.

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

The provision for income taxes consists of the following:

	12/31/2014	12/31/2013
Federal	$-	-
State	-	-
Foreign	-	-
Tax benefit	$-	-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	12/31/2014	12/31/2013
Loss per books	$8,589,697	$5,132,138
Tax at statutory rate (35%)	3,006,394	$1,796,248
Effects of
Stock based compensation	-	(1,279,000)
Amortization & depreciation	(130,914)	(298,300)
Non-deductible expenses	(129,935)	(112,150)
Increase in valuation allowance	(2,745,545)	(106,798)
Provision for income tax	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2014 or 2013 or since inception.  The Company’s net operating loss carry forward of approximately $19.7 million will expire in various years through 2031. This carry forward may be limited based upon the change in control resulting from the consummation of the business combination. Tax years since 2010 are open for examination by the relevant tax authorities.

4.  Common stock

The holders of ordinary shares are entitled to receive dividends as and when declared by the Company. All ordinary shares carry one vote per share without restrictions. The common shares have par value of $0.001.

On May 13, 2014, the Company issued 1,416,667 shares of its common stock comprised of “restricted securities” as defined in Rule 144 of the SEC in consideration of $255,000 or approximately $0.18 per share, as part of a Private Placement Subscription Agreement (the “Subscription Agreement”) from Precept Fund Management SPC (“Precept”) for and on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”).

In July, 2013, the Company entered an Employment Agreement and had agreed to issue, after nine months, 200,000 warrants to purchase an additional 200,000 shares and after 15 months an additional 200,000 warrants to purchase an additional 200,000 shares, all “restricted securities,” at a reasonable price to be determined by the Company and the employee.  The warrants were to have a “cashless” exercise feature.  On September 25, 2014, the Company resolved to issue 262,500 shares of common stock for settlement of this Employment Agreement and paid $85,000.  The shares were issued under the Company’s 2014 Equity Incentive Plan, and were valued at $0.70 per share.

On March 24, 2014, 10,500,000 treasury shares were cancelled.  These shares are reserved for issuance under the Company’s 2014 Equity Compensation Plan that was adopted by the Board of Directors on March 4, 2014.

On August 7, 2014, the Company issued 11,000,000 shares of common stock, comprised of “restricted securities” as defined in Rule 144 of the SEC, in consideration of $2,200,000 or approximately $0.20 per share, pursuant to a Private Placement Subscription Agreement executed and dated July 31, 2014, from Precept, for and on behalf of Precept Fund.

On August 7, 2014, the Company entered into a Consulting Agreement with Savoy Enterprises, Inc. (“Savoy”).  Savoy was to be compensated by the issuance of 3,500,000 shares of the Company’s common stock, issuable in three tranches of one-third each, one on execution; one three months from the date of execution; and the last six months from the date of execution, all calculated from the effective date.  The Company issued and recorded the first tranche of 1,166,667 shares of common stock on or about August 7, 2014, valued at $0.69 per share; it issued and recorded the second tranche of 1,166,667 shares on or about September 21, 2014, valued at $0.53 per share; and it issued and recorded the balance of 1,166,666 shares on or about December 23, 2014, valued at $0.51 per share.  All shares issued under the Consulting Agreement are “restricted securities” as defined in Rule 144 of the SEC.  A “Success Fee” for any successful introduction to a capital raise, acquisition, merger or other significant agreement (the “Successful Success Fee Event”) will be payable upon the successful completion of the “Successful Success Fee Event,” equal to 4% of the amount of capital raised and 2% of the equity value of the transaction in the case of an acquisition, merger or other significant similar agreement.  The Success Fee is due and payable to Savoy immediately upon the earlier of (i) the closing of the Successful Success Fee Event, or (ii) the issuance of the stock or receipt of the cash in any Success Fee Event.  The Consulting Agreement also contains customary representations and warranties of the parties and various conditions, including the right to terminate without cause.

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

On October 14, 2014, the Company resolved to issue 350,000 shares of its common stock to 14 employees of the Company. These shares are registered under an S-8 Registration Statement filed with the SEC on September 25, 2014, as part of the Company’s 2014 Equity Incentive Plan.  Despite registration of the shares reserved for issuance under the 2014 Equity Incentive Plan pursuant to SEC Form S-8, all such shares were issued under the Restricted Stock Agreement that is an Exhibit to such Plan.  These shares were valued at $0.84 per share.

On November 3, 2014, the Company also resolved to issue 150,000 shares of its common stock to Larry Lee Arrowood, the Company’s newly elected President, under his Employment Agreement.  These shares are also registered under the 2014 Equity Incentive Plan.

On December 23, 2014, the Company resolved to grant and issue 2,675,000 shares of its common stock, effective December 31, 2014, which were part of the shares of common stock reserved for issuance under its 2014 Equity Incentive Plan, to 13 employees and three executive officers.  The shares issued to employees were valued at $0.41 or the closing market price of the Company’s shares on the OTCBB on December 22, 2014, the date immediately preceding the date of the grants. 750,000 of these shares were issued to Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director; 1,025,000 shares were issued to Larry Lee Arrowood, our President (500,000 of these shares do not fully vest until June 1, 2015); and 525,000 shares to Mark L. Meriwether, our Vice President, Secretary and a director.  These shares were valued at $0.41 per share, which was the closing market price of the Company’s shares on the OTCBB on December 22, 2014, as required by the 2014 Equity Incentive Plan, or the date immediately preceding the date of the grants.

On December 31, 2014, the Company completed a Private Placement Subscription Agreement whereby Precept, for and on behalf of Prescient SP, purchased 1,000,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $200,000, or $0.20 per share.   The $200,000 is shown as a subscription receivable on the balance sheet and the Company received the funds on January 6, 2015.

5.  Going concern

The Company has accumulated losses from inception through December 31, 2014, of $15,486,122, has had negative cash flows from operating activities, and has not yet earned significant revenue from its planned principal operations, though it is presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided a letter of support to us summarizing the past funding of Precept for and on behalf of Prescient SP from July, 2013, to date (approximately $12,345,000), and expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by the Board through March 31, 2015.  This continuing support was again expressed in a letter of PAML on May 5, 2015.  Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept and Prescient SP. As their investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept and Prescient SP, including the shares of Oakridge owned by Prescient SP.  Management believes the continued support from PAML alleviates the substantial doubt regarding the Company’s ability to continue as a going concern.

6. Related party convertible debt/Related party advance

Related party convertible debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company (“Newmark”), a former principal stockholder of the Company and the former owner of Carbon Strategic,  the Company’s inactive wholly-owned subsidiary (the “Newmark Loan”).  The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark’s request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark.  Any shares acquired in conversion of the notes would be comprised of “restricted securities” as defined in Rule 144 of the SEC.  As of December 31, 2013, the Company had accrued interest of $112,150 on advances of $2,000,000.  The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  The Company had also agreed to grant a lien to Newmark on all of the Company’s equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia.  Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the “Expedia Loan.”  The loan maturity date has been extended by Expedia to June 30, 2015.  Accrued interest payable on the convertible notes comprising the loan was $60,473 at December 31, 2014, and is included in accounts payable and accruals as of December 31, 2014.

Silveron Capital Partners, which is owned by one of the Company’s directors, loaned the Company $68,642 during the period ended December 31, 2014.  The loan is due on demand and bears interest at 10%.  The funds were used for payment of current expenses.  The total amount due as of December 31, 2014 is $141,346, which includes $10,987 of accrued interest.

Related party advance

The Company entered into a Convertible Loan and Investment Agreement with Leclanché dated as of May 30, 2014, which was essentially an executory contract until it was amended on August 2, 2014, and authorized to be funded by the Company’s Board of Directors by unanimous written consent, effective on August 5, 2014.  The initial Loan Agreement provided for the Company to loan Leclanché CHF3,000,000 or approximately $3,355,000, while the amended Loan Agreement increased amount to CHF5,000,000 or approximately $5,489,895.  All funds were payable in Swiss Francs; interest accrued on the unpaid balance at the rate of two percent per annum; amounts advanced and accrued interest were payable at maturity of the loan or June 30, 2016; and principal, accrued interest and related fees could converted by the Company to purchase shares of Leclanché at CHF1.50.  Precept was a majority shareholder of Leclanché.

On June 19, 2014, Precept for and on behalf of Prescient SP, advanced Leclanché CHF3,000,000 or approximately $3,355,000, in anticipation of completing a Subscription Agreement on completion of the Loan Agreement, to purchase approximately 16,775,000 shares of the Company’s common stock, comprised of “restricted securities” as defined in SEC Rule 144, at $0.20 per share in consideration of such advance of funds. The Subscription Agreement has been completed, as indicated in Note 4 above, and the Company has received signed copies of all documents respecting the security pledged by Leclanché to secure the advances under the Loan Agreement.  The advances under the Loan Agreement are secured by Leclanché’s present and future receivables; claims from inter-group loans and bank account claims in accordance with the Re-Assignment and Security Assignment Agreement (the “Security Agreement”); all patent and trademark applications; a first ranking lien on 100% of the shares of Leclanché’s Subsidiary (Leclanché Gmbh), with the understanding that Leclanché will ensure that the Subsidiary will transfer all of its present and future assets in accordance with the Security Agreement (as provided in the Share Pledge Agreement executed by the parties); and although it is agreed that with respect to all other Additional Security (as defined in the Security Agreement) that Precept and the Company shall participate in such Additional Security on a pro rata basis relative to Precept’s CHF17,000,000 loan to Leclanché and the Company’s CHF5,000,000 loan to Leclanché, or the respective amounts outstanding on such loans at any particular time, Precept converted all of its CHF17,000,000 loan into equity in Leclanché as at June 30, 2014, so there is no outstanding loan balance owed by Leclanché to Precept, and the Company is currently the only secured creditor of Leclanché.  This provision was in the initial Loan Agreement; and the only material change in the Loan Agreement as amended on August 2, 2014, and finalized and approved on August 5, 2014, related to the increase in the loan amount to be made to Leclanché from CHF3,000,000 to CHF5,000,000.

On August 6, 2014, the Company wired CHF1,600,000, or $1,780,480 to Leclanché under the Loan Agreement; and the balance of CHF400,000 was drawn down by Leclanché on September 11, 2014.

On December 7, 2014, the Company completed a Restructuring Agreement (“Leclanché Restructuring Agreement”) involving a restructuring of Leclanché, and a Loan and Security Transfer Agreement (“Leclanché Loan Transfer Agreement”), whereby the Company agreed to transfer its Convertible Loan and Investment Agreement and related security agreements with Leclanché dated May 30, 2014, and as amended on August 2, 2014 (effective August 5, 2014), to Recharge ApS, a Danish private limited company (“Recharge”). The closing of these agreements was subject to a binding Letter of Intent for us to acquire 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP.

7. Commitments, Contingencies

The Company entered into a Joint Development and Marketing Agreement with Leclanché on April 9, 2014, whereby in the first phase, the parties will evaluate the marketing opportunities for the energy storage products of Leclanché in the United States and identify what alliances between the Company and Leclanché will serve the joint marketing of their respective energy storage products, with the goal of targeting business applications, markets, satisfaction of certifications and regulations, grouping of products, pricing, assembly and manufacturing of certain Leclanché products in the Company’s facilities in Melbourne, Florida, among other understandings.

The Company entered into a Consulting Agreement with Savoy Enterprises, Inc. (“Savoy”) dated as of March 21, 2014, for a term of one year ending March 21, 2015.

The Company also entered into a two year Letter Agreement with Charge Commander, L3C (“Charge Commander”), effective for the period from November 1, 2014, to November 1, 2016, to deliver energy storage products, consisting of certain cells as defined in the Letter Agreement, which Charge Commander will utilize to manufacture batteries.

On November 26, 2014 the Company entered into a six month Lease Agreement with MV 51 Investments (“MV 51” and the MV 51 Lease Agreement,” respectively) to lease a 24,167 square foot warehouse facility in Melbourne, Florida, of which approximately 4,167 square feet is being utilized as office space; approximately 20,000 square feet is warehouse.

8. Lease commitment

The Company leases a facility in Melbourne, Florida which expires December 31, 2015.

On November 26, 2014, the Company entered into a six month Lease Agreement with a one year option with MV 51 Investments to lease a 24,167 square foot warehouse facility in Melbourne, Florida, of which approximately 4,167 square feet is being utilized as office space and approximately 20,000 square feet of warehouse space.  Lease payments are $14,000 per month plus applicable sale tax.  An $8,125 Security Deposit was paid as part of the Lease Agreement.

Rent expense for the years ended December 31, 2014 and 2013 was $156,801 and $67,814, respectively.  As of December 31, 2014, the future minimum rental commitment under these leases was $179,405.

Year	Amount
2015	$ 179,405
Total	$ 179,405

9. Subsequent events

The Company has evaluated subsequent events through the date of this filing and determined the following subsequent events.

On February 2, 2015, we executed a Stock Purchase Agreement to acquire the 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, in consideration of the Company’s execution of the  Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the issuance of 78,763,500 additional shares of the Company’s common stock, which will be comprised of “restricted securities” as defined in SEC Rule 144.  The number of shares of this issuance was computed by multiplying the CFH5,000,000 (the amount of the loan to Leclanché) by the referenced closing CHF exchange rate at the agreed date of December 4, 2014, of 1.0301, which equalled a credit of US$5,150,500; deducting this amount from the Purchase Price (as defined in the Stock Purchase Agreement) of the 11,000,000 Leclanché shares multiplied by the referenced US$4.12 per share price of Leclanché shares, which equalled $45,320,000, leaving a balance of $40,169,500; and dividing the closing price of the agreed upon common stock price of the Company of US$0.51 on December 4, 2014, resulting in a quotient of 78,763,725 shares being required to be issued by the Company in payment of the balance of the Purchase Price of the 11,000,000 Leclanché shares.  This Stock Purchase Agreement has been approved by the Swiss Takeover Board (“TOB”), though the transaction has not been completed.

The Company announced on February 2, 2015, that it had successfully launched its new range of large format prismatic cell golf car batteries under the brand name “Pro Series” at the PGA golf show in Orlando, Florida, during January 2015, while at the same time releasing its new small format prismatic range of batteries for the remote control market under the brand name “Patriot Series.”  The Company is now in the advanced phase of securing distribution agreements for these series of products.

On February 28, 2015, Expedia extended the payment of the Company’s $2,000,000 Loan Agreement (the “Expedia Loan”), together with accrued interest, from February 28, 2014, to April 30, 2015.  This Loan Agreement was previously the “Newmark Loan.”

On March 10, 2015, the Company’s 2014 Equity Incentive Plan that required shareholder approval was effective for Internal Revenue Code of Federal Regulations, Section 1.422-3(b).

The Company accepted subscriptions to purchase 1,600,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $400,000 or $0.25 per share, 800,000 shares each on March 11, 2015, and March 12, 2015, respectively.

The Company entered into a Lease Agreement on March 26, 2015, with Henderson Sarno, L.C., a Florida limited liability company (“Henderson Sarno”), whereby it leased certain land and a building comprising approximately 50,492 square feet situated on such land.  On installation of the battery manufacturing equipment the Company acquired from Bren-Tronics, Inc., a New York corporation (“Bren-Tronics”), on October 20, 2014, these leased premises will become the Company’s large format battery manufacturing facility, producing battery products for electric vehicles, golf carts and electric task oriented vehicles.

The Company accepted subscriptions to purchase 940,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $235,000 or $0.25 per share, on April 6, 2015.

The Company accepted subscriptions to purchase 800,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $200,000 or $0.25 per share, on April 8, 2015.

The Company received a subscription to purchase 200,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $50,000 or $0.25 per share, on April 17, 2015, for which payment was received on April 21, 2015.  These shares have not yet been issued.

The Company received a subscription to purchase 300,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $75,000 or $0.25 per share, on April 30, 2015, for which payment was received on May 7, 2015.  These shares have not yet been issued.

On May 5, 2015 (effective February 28, 2015), Expedia extended the payment of the Company’s $2,000,000 Expedia Loan, together with accrued interest, from April 30, 2014, to June 30, 2015.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None, not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, or December 31, 2014.  Based on that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  Under supervision and with the participation of our management, we conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This evaluation identified material weakness in the Company’s internal control over financial reporting.

We are actively engaged in developing a remediation plan designed to address this material weakness. If material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements, and we could be required to restate our financial results. The remediation efforts expected to be implemented include the following:

• Simplifying and consolidation of our accounting systems;

• Hiring of additional staff;

• Segregation and defining duties so no one person has control over the entire process;

• Enhancing our training program for accounting personnel;

• Providing online, real-time access to accounting personnel across our various locations;

• Establishing a more comprehensive review procedures; and

• Implementing procedures to improve the reconciliation of accounts in a timely matter.

Management has developed a detailed plan and timetable for the implementation of the remediation efforts and will monitor the implementation. In addition, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment. Management believes these efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve our internal control, management may take additional measures to address deficiencies.

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

Changes in Internal Control over Financial Reporting

See the heading “Management’s Annual Report on Internal Control over Financial Reporting” above for our changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

See the heading “Business Developments subsequent to the Year Ended December 31, 2014” of Part I, Item 1.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2014, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Larry Lee Arrowood	President	10/14/2014	*
Stephen J. Barber	CEO	12/24/2013	*
	Acting CFO	12/24/2013	*
	Executive Chairman	10/14/2014	*
	President	12/24/2012	10/14/2014
	Director	12/24/2013	*
Mark L. Meriwether	Vice President	03/04/13	*
	CEO President President Director Secretary Treasurer	03/31/02 02/14/01 03/31/02 02/14/01 11/3/2014 02/14/01	10/08/12 01/15/02 10/08/12 * * 10/08/12

*

Presently serves in the capacities indicated opposite his name.

Background and Business Experience

Larry Lee Arrowood is 53 years of age and has been employed by us since July 2013 as our Quality Assurance Director, and most recently, he has managed the operation of our Melbourne, Florida, facilities, and our 14 employees.  Mr. Arrowood was in charge of quality assurance from March 2011 to July 2013 for MC Assembly.  Prior to that, he was Vice President of Operations for JEM Lighting Technologies from 2004 to 2011.  Mr. Arrowood was with Harris Semiconductor from 1983 until 1994 as analog design engineer and operations manager.  His areas of expertise are engineering, quality, company turn arounds and start-ups.  Mr. Arrowood received a Bachelor of Science in Electrical Engineering from West Virginia University, Master of Science in Electrical Engineering from Florida Institute of Technology, and Master of Business Administration from Webster University.

Stephen J. Barber is currently 59 years old.  Mr. Barber has over 30 years of experience in the international business sector with dual qualifications in science and law, specializing in international corporate finance, mergers and acquisitions, asset acquisitions, corporate restructuring, offshore financing structures and the creation of new ventures, as well as government regulatory matters and counterterrorism risk management (especially terrorism financing structures) in a range of international jurisdictions.  Mr. Barber is self-employed and is currently the principal of Precept Asset Management Limited, the investment manager of Precept Fund Management Segregated Portfolio Corporation, and Prescient Fund Segregated Portfolio, a position he has held since December 9, 2013, and was previously a director of Precept Investment Management Limited since March 15, 2013, which was the predecessor to Precept Asset Management Limited.

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

Through the 1990s, Mr. Barber was Joint Managing Director of Wessex Fund Management Limited, a hedge fund he co-founded in 1988, which focused on special situations and event-driven, risk-hedged investments, including distressed opportunities and corporate restructuring. Wessex also developed the first Capital Guaranteed Fund in Australia in response to the 1987 economic crash, which was highly successful in the late 1980s and early 1990s.

Mark L. Meriwether is 58 years of age.  He has been a director of Oakridge since 2001, and served as its President, Secretary and Treasurer from 2001 until October 8, 2012; he was elected as Vice President on March 4, 2013.  He was primarily responsible for the day to day operations of Oakridge, including overseeing its fund raising activities, the research and development of its thin film battery technology and licensing discussions, among other duties.  For the past 22 years, he has also been involved in providing consulting services to public and private companies in the areas of corporate restructuring, reorganizations, mergers and funding, as an independent contractor.

Scientific and Technology Committee

Dr. John Bates, PhD. Chairman of our Scientific and Technology Committee and its only current member, is 74 years of age.  He is our former CTO and was the leader of the thin film battery group at the Oak Ridge National Laboratory.  He is the discoverer of a thin film electrolyte, lithium phosphorus oxynitride (“Lipon”), that enabled the development of all solid state rechargeable thin film lithium and lithium-ion batteries; he holds over 25 patents in the area of thin film batteries and battery materials, device construction and packaging.  Dr. Bates recently was named a Battelle Distinguished Inventor.  He is a Fellow of the American Physical Society and a former winner of the Electrochemical Society Battery Research Award (2000); an R&D 100 Award (1996); and the Department of Energy Division of Materials Science Award (1994).  He received his Ph.D. in physical chemistry in 1968 from the University of Kentucky.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2014, and to the date of this Annual Report, the following filings were not timely filed:

Form Required to be Filed	Name and Address of Beneficial Owner	Filing Due Date	Actual Filing Date
Form 4	Mark L. Meriwether	12/27/2013	4/7/2014
Schedule 13DA-1	Precept for Prescient SP and Stephen J. Barber	04/02/2014	5/16/2014
Form 4	Precept for Prescient SP, Precept SP and Stephen J. Barber	1/23/2014	5/16/14
Schedule 13DA-2	Precept for Prescient SP, Precept SP and Stephen J. Barber	8/5/2014	9/15/2014
Form 4	Mark L. Meriwether	9/3/2014	9/9/2014
Form 4	Precept for Prescient SP, Precept SP and Stephen J. Barber	7/31/2014	9/15/2014
Form 3	Lee Arrowood	10/14/2014	11/6/2014
Form 4	Precept for Prescient SP, Precept SP and Stephen J. Barber	1/3/2015	1/7/2015
Schedule 13D/A-4	Precept for Prescient SP, Precept SP and Stephen J. Barber	3/26/2015	4/9/2015
Form 4	Precept for Prescient SP, Precept SP and Stephen J. Barber	4/1/2015	4/9/2015

Code of Ethics and Insider Trading Policy

We have adopted a Business Conduct and Code of Ethics; and Insider Trading Policy.  These policies were attached, respectively, as Exhibit 14 and Exhibit 10.1 to our 8-K Current Report dated March 4, 2014, and filed with the SEC on March 12, 2014.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we have only two directors and three executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonquali-fied Deferred Compen-sation ($) (h)	All Other Compen-sation ($) (i)	Total Earnings ($) (j)
Larry Lee Arrowood, President	12/31/14	$127,593	$30,000	$534,025(1)	0	0	0	(1)	$691,618(1)
Stephen J. Barber, Executive Chairman,CEO, acting CFO and Director	12/31/14 12/31/13	0 0	0 0	$338,250(2) 0	0 0	0 0	0 0	0 0	$338,250(2) 0
Mark L. Meriwether Vice President, Secretary and Director	12/31/14 12/31/13 12/31/12	0 0 0	0 0 0	$1,236,775(3) $900,000(3) (3)	0 0 0	0 0 0	0 0 0	$163,000(3) $50,000(3) $333,062(3)	$1,399,775(3) $950,000(3) $333,062(3)

(1)  Mr. Arrowood was elected our President on October 14, 2014.  His services continue under his Employment Agreement dated August 1, 2014, under which he will receive an annual salary of $140,400, payable semi-monthly.  He is also qualified to receive a performance bonus of $30,000 for demonstration of ability to successfully produce 3AH cells with safety separator and for commercial use; 2AH cells for use in UAV or other commercial application; 5AH cells for use in UAV or other commercial application; and 10AH cells for use in UAV or other commercial application.  A copy of Mr. Arrowood’s Employment Agreement was filed as an Exhibit to our 8-K Current Report dated October 14, 2014, and filed with the SEC on October 20, 2014.  See Part IV, Item 15.

In addition to his annual salary, he was issued 150,000 shares under his Employment Agreement and pursuant to our 2014 Equity Incentive Plan (the “Plan”), a copy of which was attached to our 8-K Current Report dated March 4, 2014, and filed with the SEC on March 12, 2014, and incorporated by referenced in our S-8 Registration Statement registering the shares underlying the Plan that was filed with the SEC on September 25, 2014.  These shares were issued on October 14, 2014, and valued at $0.41 per share, or $61,500.  He was also issued an additional 25,000 shares under the Plan on such date as a performance based bonus, with such shares also being valued at $0.41 per share, or $10,250.

Mr. Arrowood is also entitled to expense reimbursement and employee benefits provided to other employees, including, as applicable, bonuses, personal and sick leave, vacation, health and other insurance that may be provided, and participation in our compensation or other incentive plans adopted, among other benefits.

On December 23, 2014, and effective as of December 31, 2014, Mr. Arrowood was issued an additional 1,025,000 shares under the Plan as a performance based bonus, which shares were valued at $0.451 per share or $462,275.  Despite registration of all shares under the Plan, all shares issued under the Plan were issued under Restricted Stock Agreements.

(2)  On December 23, 2014, and effective as of December 31, 2014, Mr. Barber was issued 750,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.451 per share or $338,250.  Despite registration of all shares under the Plan, all shares issued under the Plan were issued under Restricted Stock Agreements.

(3)  Meriwether Agreements

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

Meriwether Consulting Agreement

Section 10.10 of the SPA also specified that Mr. Meriwether would enter into a two (2) year Consulting Agreement, which Consulting Agreement was also executed and delivered with the closing of the SPA.  Under the Consulting Agreement, Mr. Meriwether was to be paid $500,000, less all of our outstanding liabilities amounting to $190,579.31 at closing, which included the payment of legal, accounting, Edgar and XBRL fees related to the preparation and filing of our 10-Q Quarterly Report for the quarter ended September 30, 2012; and Mr. Meriwether was also required to pay the $10,000 to Dr. Bates for his 10% interest in Oak Ridge Nevada.  That resulted in a net payment to Mr. Meriwether or his designees at the closing of $299,420 under the Consulting Agreement.  Further, if Mr. Meriwether compromised any of these liabilities for less than the sum recorded in our books and records, he was entitled to the difference resulting from any such compromise.  On the basis of indemnifying us or compromising certain liabilities of the Company for less than was carried by us as liabilities, Mr. Meriwether received an additional $33,643.40, for total compensation of $333,062 under this Consulting Agreement.  Mr. Meriwether’s fees paid under the Consulting Agreement were non-refundable.  The Consulting Agreement provides for services by Mr. Meriwether in connection with the transition resulting from the change in control following the closing of the SPA, including services related to knowledge, information or introduction regarding all contracts, customers and suppliers, and to the extent of his knowledge and experience, services related to our thin film battery technology.  All services are to be rendered in Salt Lake City, Utah; if travel is required, Mr. Meriwether will be reimbursed for all expenses.  Mr. Meriwether is an independent contractor under the Consulting Agreement, responsible for all taxes of any kind resulting from fees received under the Consulting Agreement; and he is subject to strict confidentiality provisions respecting our confidential or proprietary data, intellectual property information or techniques, suppliers, contacts, customers or employees or otherwise.

Copies of these contracts were filed with our 8-K Current Report dated October 2, 2012, and filed with the SEC on October 9, 2012.  See Part IV, Item 15.

This Consulting Agreement was amended effective December 24, 2013, extending it to October 8, 2014, and issuing Mr. Meriwether 1,500,000 shares of our common stock that was valued at $900,000, and which shares were acquired by us under the Settlement Agreement dated December 23, 2013, between us, our former President and certain other shareholders.  Mr. Meriwether was also paid $50,000, and we agreed to pay him an additional $150,000 on the completion of certain terms, namely, upon the Company’s achievement of an AIM stock exchange listing or upon the Company’s raise of additional capital in an amount equal to or exceeding $7,000,000 from any source other than current investors in the Company.  This amendment was part of the Precept Subscription Agreement, for and on behalf of Prescient SP, which was executed on December 24, 2013, and this information was filed with the SEC in our 8-K Current Report dated December 23, 2013, and filed with the SEC on December 31, 2013.  See Part IV, Item 15.

This compensation is included in our audited financial statements for the years ended December 31, 2013, and 2012, as applicable.  See Item 8.

Copies of these contracts were filed with our 8-K Current Report dated October 2, 2012, and filed with the SEC on October 9, 2012.  See Part IV, Item 15.

Additional Meriwether Compensation

On September 9, 2014, we also authorized the issuance of 2,000,000 shares of our common stock to Mr. Meriwether, the Company’s Vice President and a director, for all of his efforts over and above the responsibilities he assumed under his current Consulting Agreement with the Company.  These shares were valued at $1,000,000, or $0.50 per share, and were comprised of “restricted securities” as defined in SEC Rule 144.

On December 23, 2014, and effective as of December 31, 2014, Mr. Meriwether was issued 525,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.451 per share or $236,775.  Despite registration of all shares under the Plan, all shares issued under the Plan were issued under Restricted Stock Agreements.

Also, during the year ended December 31, 2014, Mr. Meriwether received $163,000 in compensation pursuant to his Consulting Agreement.

Outstanding Equity Awards

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,500,000	*	7,062,500
Equity compensation plans not approved by security holders	None	None	None
Total	10,500,000	None	7,062,500

* On September 25, 2014, the Company resolved to issue 262,500 shares of our common stock for settlement of an employee contract.  The shares were issued under our 2014 Equity Incentive Plan and were valued at $0.70 per share.

On October 14, 2014, we resolved to issue 350,000 shares of our common stock to 14 employees.  These shares are registered under an S-8 Registration Statement filed with the SEC on September 25, 2014, as part of our 2014 Equity Incentive Plan.  Despite registration of the shares reserved for issuance under the 2014 Equity Incentive Plan pursuant to SEC Form S-8, all such shares were issued under the Restricted Stock Agreement that is an Exhibit to such Plan.  These shares were valued at $0.41 per share.

On November 3, 2014, we also resolved to issue 150,000 shares of our common stock to Larry Lee Arrowood, our newly elected President, under his Employment Agreement.  These shares were also issued under the 2014 Equity Incentive Plan and were valued at $0.41.

On December 23, 2014, our Board of Directors resolved to grant and issue 2,675,000 shares of our common stock, effective December 31, 2014, which were part of our shares of common stock reserved for issuance under our 2014 Equity Incentive Plan, to 13 employees and three executive officers.  The shares issued to employees were valued at $0.41 or the closing market price of our shares on the OTCBB on December 22, 2014, the date immediately preceding the date of the grants. 750,000 of these shares of our common stock were issued to Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director; 1,025,000 shares were issued to Larry Lee Arrowood, our President (500,000 of these shares do not fully vest until June 1, 2015); and 525,000 shares to Mark L. Meriwether, our Vice President, Secretary and a director.  These shares were valued at $0.451 per share, which was 110% of closing market price of our shares on the OTCBB on December 22, 2014, as required by the 2014 Equity Incentive Plan, or the date immediately preceding the date of the grants.

Compensation of Directors

No director received any compensation for service as a director during the years ended December 31, 2014 and 2013.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner(1), (2)	Amount and Nature of Beneficial Owner(1), (2)	Percent of Class(1), (2)
Common Stock	Precept, for and on behalf of Precept Fund and Prescient SP	142,953,888 (2)	86.7%

(1) Percentages are based on 164,741,388 shares of common stock being outstanding on the date of this Annual Report,  and (i) excludes the 750,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director and the sole owner of the investment manager of Precept, which is noted below in note (2) and under the heading “Ownership of Officers and Directors,” and (ii) assumes the outstanding Expedia Loan of $2,000,000 will not be converted into the purchase of shares of our common stock at the lesser of 50% of the 50 day average VWAP or $0.20, as outlined in the heading “Liquidity and Capital Resources” of Part II, Item 7.  The conversion right is in the discretion of Expedia, and can only be made at the end of the loan term, which is now June 30, 2015.  Also see Part III, Item 13.

(2) Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept.  Precept, for and on behalf of Prescient SP and Precept Fund, is the beneficial owner of the common stock; however, as the investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept, Prescient SP and Precept Fund, including the shares of Oakridge owned by Prescient SP and Precept Fund.  Mr. Barber was issued 750,000 shares of our common stock under our 2014 Equity Incentive Plan, effective December 31, 2014.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Larry Lee Arrowood	1,200,000 (2)	0.728%
Common Stock	Stephen J. Barber (3)	143,703,888 (3)	87.2%
Common Stock	Mark L. Meriwether	3,235,669 (4)	1.96%

(1) Percentages are based on 164,741,388 shares of common stock being outstanding on the date of this Annual Report.

(2) Larry Lee Arrowood was issued 525,000 shares under our 2014 Equity Incentive Plan and was also granted 500,000 additional shares under our 2014 Equity Incentive Plan that vest June 1, 2015, and which shares are included as being outstanding in all computations above.

(3) Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept.  Precept, for and on behalf of Prescient SP and Precept Fund, is the beneficial owner of the common stock; however, as the investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept, Prescient SP and Precept Fund, including the shares of Oakridge owned by Prescient SP and Precept Fund.  Mr. Barber was issued 750,000 shares of our common stock under our 2014 Equity Incentive Plan.

(4) Mr. Meriwether directly owns 3,200,000 shares and 35,669 shares owned indirectly by an entity owned by Mr. Meriwether.

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

Changes in Control

There have been no changes in control during the fiscal year ending December 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

See the heading “Outstanding Equity Awards” of Part III, Item 11, and the heading “Securities Authorized for Issuance under Equity Compensation Plans,” of Part II, Item 5, above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On or about February 2, 2015, we executed a Stock Purchase Agreement to acquire 11,000,000 shares of Leclanché, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, in consideration of our execution of the  Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the issuance of 78,763,500 additional shares of our common stock, which will be comprised of “restricted securities” as defined in SEC Rule 144. This Stock Purchase Agreement has been approved by the Swiss Takeover Board (“TOB”), though the transaction has not been completed.  See “(December 7, 2014)” of the heading “Business Developments in the Year ended December 31, 2014,” of Part I, Item 1, above, for additional information regarding the Leclanché Restructuring Agreement and the Leclanché Loan Transfer Agreement; and “(February 2, 2015”) of the heading “Business Developments subsequent to the Year Ended December 31, 2014,” of Part I, Item 1, above, for additional information regarding the Stock Purchase Agreement.

On December 7, 2014, we completed a Restructuring Agreement (“Leclanché Restructuring Agreement”) involving a restructuring of Leclanché, and a Loan and Security Transfer Agreement (“Leclanché Loan Transfer Agreement”), whereby we agreed to transfer its Convertible Loan and Investment Agreement and related security agreements with Leclanché dated May 30, 2014, and as amended on August 2, 2014 (effective August 5, 2014), to Recharge ApS, a Danish private limited company (“Recharge”). The closing of these agreements was subject to a binding Letter of Intent for us to acquire 11,000,000 shares of Leclanché from Precept, which shares are the subject of the Stock Purchase Agreement referenced above.  Precept was party to these agreements.

During 2014, on or about the following dates, we completed private placements of our shares of common stock to the named related parties:

Precept, for and on behalf of Prescient SP, purchased 1,000,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $200,000, or $0.20 per share, on or about December 31, 2014; Precept, for and on behalf of Prescient SP, purchased 15,000,000 shares of our common stock comprised of “restricted securities,” for aggregate consideration of $3,000,000, or $0.20 per share, on or about September 5, 2014; Precept, for and on behalf of Prescient SP, purchased 16,775,000 shares of our common stock comprised of “restricted securities,” in consideration of the $3,355,000 advanced by Prescient SP on our behalf under our Leclanché Loan Agreement, on or about August 13, 2014; Precept, for and on behalf of Precept Fund, purchased 11,000,000 shares of our common stock comprised of “restricted securities,” for aggregate of $2,200,000 or approximately $0.20 per share, on or about July 31, 2014; and Precept, for and on behalf of Prescient SP, purchased 1,416,667 shares of our common stock comprised of “restricted securities,” for aggregate of $255,000 or approximately $0.18 per share, on or about April 7, 2014.

Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director, is the 100% beneficial owner and a director of Precept Asset Management Limited (“PAML”), which is the investment manager of both Precept and Prescient SP.

During 2014, the following shares of our common stock were awarded to our directors and executive officers:

On November 3, 2014, we also resolved to issue 150,000 shares of our common stock to Larry Lee Arrowood, our newly elected President, under his Employment Agreement; and on December 23, 2014, our Board of Directors resolved to grant and issue 2,675,000 shares of our common stock, effective December 31, 2014, which were part of our shares of common stock reserved for issuance under our 2014 Equity Incentive Plan, to 13 employees and three executive officers.  750,000 of these shares of our common stock were issued to Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director; 1,025,000 shares were issued to Larry Lee Arrowood, our President (500,000 of these shares do not fully vest until June 1, 2015); and 525,000 shares were issued to Mark L. Meriwether, our Vice President, Secretary and a director.

Prescient SP acquired 80,000,000 shares of our common stock from Expedia on March 31, 2014, in exchange for an interest in Prescient SP.  These shares were previously owned by Newmark. Expedia is a founder and the beneficial owner of 100% of Newmark, and acquired these shares from Newmark on or about January 16, 2014.

On January 10, 2014, our Board of Directors agreed to grant Expedia, the sole owner of Newmark and the assignee of the $2,000,000 Newmark Loan, a lien on all of our equipment and intellectual property, to secure payment of this loan and accrued interest.  The Newmark Loan, together with applicable interest, is currently due on June 30, 2015.  The effective date of the lien is February 24, 2014, which accompanied a new Loan Agreement with Expedia, which memorialized the Newmark Loan with Expedia as the successor in interest (the (“Expedia Loan”), though the requisite documentation regarding the lien was not executed by us until March 31, 2014.  Appropriate UCC and U.S. Patent Office filings have been made to finalize the lien.

Except as noted above, there were no material transactions, or series of similar transactions, during the last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents, though Precept, for and on behalf of Prescient SP and Precept Fund, may be considered to be our parent by virtue of its ownrtdhip of in excess of 86.7% of our outstanding voting securities.

Director Independence

We have no independent directors serving on our Board of Directors.  We have utilized NASDAQ standards in making this determination.

NASDAQ has specified factors that would preclude a director of a listed company from being considered independent, of which the following is a brief summary, qualified in its entirety by references to NASDAQ Rule 4200(a)(15):

  Employment by the listed company within the last three years or employment by a subsidiary or parent of the listed company within the last three years;

  Receipt of payments over $120,000 during any of the past three years by the director or by a member of the director's family unless the payments were for being a member of the listed company’s board of directors, a salary for family members who were non-executive employees or non-discretionary compensation;

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during calendar years ended December 31, 2014, and 2013:

Fee Category	12/31/14	12/31/13
Audit Fees	$54,500	$75,684
Audit-related Fees	$0	$0
Tax Fees	$2,500	$2,500
All Other Fees	$0	$0
Total Fees	$57,000	$78,184

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2014, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit Number	Description
3.1	Articles of Amendment dated June 25, 2014
3.2	Articles of Amendment dated September 29, 2014
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation dated October 24, 2014
3.4	Amended Bylaws
10	Expedia Loan Extension Agreement
21	Subsidiaries
31.1	302 Certification of Stephen J. Barber CEO
31.2	302 Certification of Stephen J. Barber Acting CFO
32	906 Certification

101 INS

XBRL Instance Document

101 PRE

XBRL Taxonomy Extension Presentation Linkbase Document

101 LAB

XBRL Taxonomy Extension Label Linkbase Document

101 DEF

XBRL Taxonomy Extension Definition Linkbase Document

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101 SCH

XBRL Taxonomy Extension Schema Document

Where Incorporated In This Annual Report(1), (2)
Current Report on Form 8-K dated March 26, 2015, and filed with the SEC on April 1, 2015 99 Henderson, Sarno L.C., Lease Agreement dated March 26, 2015	Part I, Item 1 Part I, Item 2 Part II, Item 9B
Current Report on Form 8-K dated March 11, 2015, and filed with the SEC on March 12, 2015 10.1 Expedia Loan Extension Agreement	Part I, Item 1 Part I, Item 5 Part II, Item 9B
Information Statement filed with the SEC on February 19, 2015, and mailed to our shareholders on or about February 20, 2015.	Part I, Item 1 Part II, Item 9B
Current Report on Form 8-K/A dated December 5, 2014, and filed with the SEC on February 6, 2015 10.4 Stock Purchase Agreement	Part I, Item 1 Part II, Item 9B
Current Report on Form 8-K dated December 31, 2014, and filed with the SEC on January 7, 2015 10.1 Subscription Agreement dated December 31, 2014 10.2 Expedia Loan Extension Agreement	Part I, Item 1

Where Incorporated In This Annual Report(1), (2)

Current Report on Form 8-K dated December 5, 2014, and filed with the SEC on December 11, 2014

10.1    Restructuring Agreement

10.2    Loan and Security Transfer Agreement

10.3    Letter of Intent

99       Press Release

Part I, Item 1
Current Report on Form 8-K/A dated October 20, 2014, and filed with the SEC on December 9, 2014 10.3 MV 51 Investments Lease Agreement	Part I, Item 1
Current Report on Form 8-K dated October 20, 2014, and filed with the SEC on November 28, 2014 10.1 Charge Commander Letter Agreement 10.2 Bren-Tronics, Inc. Asset Purchase Agreement	Part I, Item 1
Quarterly Report on Form 10Q for the quarter ended September 30, 2014, and filed with the SEC on November 19, 2014 10.1 Expedia Loan Extension Agreement 10.2 Share Pledge Agreement	Part I, Item 1
Current Report on Form 8-K dated October 31, 2014, and filed with the SEC on November 6, 2014 3.1(i) Articles of Amendment to Amended and Restated Articles of Incorporation	Part I, Item 1
Current Report on Form 8-K dated October 14, 2014, and filed with the SEC on October 20, 2014 3.1(ii) Amended Bylaws 10.1 Larry Lee Arrowood Employment Agreement	Part I, Item 1
Information Statement filed with the SEC on October 14, 2014, and mailed to our shareholders on or about October 17, 2014.	Part I, Item 1
Current Report on Form 8-K dated September 13, 2014, and filed with the SEC on September 24, 2014	Part I, Item 1 and Part III, Item 10
Current Report on Form 8-K dated September 3, 2014, and filed with the SEC on September 10, 2014 10.1 Private Placement Subscription	Part I, Item 1
Information Statement filed with the SEC on September 8, 2014, and mailed to our shareholders on or about September 8, 2014.	Part I, Item 1
Quarterly Report on Form 10Q for the quarter ended June 30, 2014, and filed with the SEC on August 19, 2014 10.1 Prescient SP Subscription Agreement 10.2 Expedia Loan Extension Agreement	Part I, Item 1

Current Report on Form 8-K dated June 1, 2014, and filed with the SEC on August 7, 2014

10.1    Private Placement Subscription Agreement

10.2    Amendment and Restatement Agreement

           Schedule – Convertible Loan and Investment

           Agreement

10.3    Re-Assignment and Security Assignment

           Agreement

10.4    Patent and Trademark Pledge Agreement

10.5    Consulting Agreement

10.6    Expedia Loan Extension Agreement

Part I, Item 1
Information Statement filed with the SEC on May 27, 2014, and mailed to our shareholders on or about May 26, 2014.	Part I, Item 1

Where Incorporated In This Annual Report(1), (2)
Current Report on Form 8-K/A dated April 6, 2014, and filed with the SEC on May 13, 2014 10.2 Amended Private Placement Subscription Agreement	Part I, Item 1
Current Report on Form 8-K dated April 6, 2014, and filed with the SEC on April 10, 2014 10.1 Joint Development and Marketing Agreement 99 Press Release	Part I, Item 1
Amended Quarterly Report on Form 10Q/A for the quarter ended September 30, 2013, and filed with the SEC on April 8, 2014	Part I, Item 3
Current Report on Form 8-K dated March 5, 2014, and filed with the SEC on March 5, 2014 99.1 Press Release regarding Strategic Alliance with Leclanché SA 99.2 Letter to Shareholders	Part I, Item1
Current Report on Form 8-K dated March 4, 2014, and filed with the SEC on March 12, 2014 10.1 Insider Trading Policy (2) 10.2 2014 Equity Incentive Plan (2) 14 Business Conduct and Code of Ethics (2)	Part I, Item 1
Current Report on Form 8-K dated February 27, 2014, and filed with the SEC on February 27, 2014 99 Press Release regarding Business Advisory Committee	Part I, Item 1
Current Report on Form 8-K dated February 24, 2014, and filed with the SEC on February 28, 2014 99 Press Release regarding appointment of Anil Srivastava	Part I, Item 1
Current Report on Form 8-K dated February 11, 2014, and filed with the SEC on February 21, 2014 99 Press Release regarding appointment of Armin Weiland	Part I, Item 1
Current Report on Form 8-K dated January 21, 2014, and filed with the SEC on January 21, 2014 99 Press Release regarding appointment of Stephen J. Barber and Bryan Urban	Part I, Item 1
Current Report on Form 8-K dated January 10, 2014, and filed with the SEC on January 17, 2014 10 James Pugh Employment Agreement	Part I, Item 1

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

Current Report on Form 8-K dated February 1, 2013, and filed with the SEC on February 7, 2013.

10.1

Consulting Agreement with Lithium Battery Engineering, LLC

10.2

Engineering Services Agreement with Mesdi Systems Incorporated

Part I, Item 1
Current Report on Form 8-K dated December 21, 2012, and filed with the SEC on December 31, 2012.	Part I, Item 1
Current Report on Form 8-K dated November 30, 2012, and filed with the SEC on December 6, 2012. 10.1 Equipment Purchase and Sale Agreement Exhibit A – Equipment List Exhibit B – Bill of Sale	Part I, Item 1
Amended Current Report on Form 8-K/A dated October 2, 2012, and filed with the SEC on November 26, 2012. 3.1 Amended and Restated Articles of Incorporation 14 Code of Conduct	Part I, Item 1
Information Statement filed with the SEC on November 19, 2012, and mailed to our shareholders on or about November 21, 2012.	Part I, Item 1
Current Report on Form 8-K dated November 18, 2012, and filed with the SEC on November 21, 2012. 10.1 Lease Agreement for Melbourne, Florida, facilities	Part I, Item 1

Where Incorporated In This Annual Report(1), (2)
Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and filed with the SEC on November 16, 2012.	Part I, Item 1
Current Report on Form 8-K dated October 2, 2012, and filed with the SEC on October 9, 2012. 10.1 Stock Purchase Agreement dated October 2, 2012	Part I, Item 1

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	May 7, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	May 7, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, acting CFO and Director

Date:	May 7, 2015	By:	/s/Larry Lee Arrowood
Larry Lee Arrowood
President

Date:	May 7, 2015	By:	/s/Mark L. Meriwether
Mark L. Meriwether
Vice President, Secretary and Director