Form 10-Q
period 2015-03-31
Oakridge Global Energy Solutions, Inc.
filed 2015-05-20
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-50032

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

751 North Drive

Melbourne, FL 32934

 (Address of Principal Executive Offices)

(321) 610-7959

(Registrant’s Telephone Number, including area code)

3046 East Brighton Place

Salt Lake City, UT 84121

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 20, 2015 – 165,241,388 shares of common stock.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statements that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015 (pages 12 through 16), and which is referenced in Part II, Items 1A and 6, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 10

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash	$ 22,593	$ 19,092
Inventory	121,829	121,829
Investments	3,905	3,980
Prepaid expenses	37,534	-
Subscription receivable	-	200,000
Total current assets	185,861	344,901

Fixed assets – net	965,078	1,052,802
Deposits	104,972	17,242
Related party advance	5,145,935	5,052,500
Total assets	$ 6,401,846	$ 6,467,445

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	$ 366,837	$ 343,536
Due to related parties	144,560	130,359
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,511,397	2,473,895

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares
Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares
Authorized, 163,541,388 and 161,401,388 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	163,541	161,401
Additional paid-in capital	20,488,934	19,960,524
Accumulated deficit	(16,315,958)	(15,486,122)
Deferred stock-based compensation	(102,750)	(205,500)
Accumulated other comprehensive income (loss)	(343,318)	(436,753)
Total shareholders’ equity/(deficit)	3,890,449	3,993,550

Total liabilities and shareholders’ deficit	$ 6,401,846	$ 6,467,445

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenues	$ -	$ -
Cost of sales	-	-
	-	-
Operating expenses:
General and administrative	784,443	647,271
Research and development	15,804	406,277
Total operating expenses	800,247	1,053,548
Operating income/(loss)	$ (800,247)	(1,053,548)

Other income/(expenses):
Interest and other income	-	-
Interest expense	(29,589)	(29,589)
Total other income/(expenses)	(29,589)	(29,589)
Net income/(loss) before tax	(829,836)	(1,083,137)
Income tax benefit	-	-
Net loss	(829,836)	$(1,083,137)
Other Comprehensive Income
Foreign currency translation adjustment	93,435	-
Total Comprehensive Income (Loss)	(736,401)	$(1,083,137)
Basic loss per share, basic and diluted	($0.01)	($0.01)
Basic weighted shares outstanding, basic and diluted	162,012,499	107,272,221

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2015	2014
Cash flow from operating activities:
Net income/(loss)	$ (829,836)	$(1,083,137)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	87,724	79,723
Stock based compensation	102,750	-
(Increase)/decrease in inventory	-	(3,166)
(Increase)/decrease in long-term contract	-	62,500
(Increase)/decrease in prepaid expenses	(37,534)	18,763
(Increase)/decrease in security deposit	(87,730)	-
(Increase)/decrease in other current assets	-	1,521
Increase/(decrease) in accounts payable and accruals	37,502	399,513
Net cash from operating activities	(727,124)	(524,283)

Cash Flow from investing activities:
Related party advance	(93,435)	-
Purchase of fixed assets	-	(30,299)
Purchase of investments	75	-
Net cash from investing activities	(93,360)	(30,299)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	730,550	-
Proceeds from private placement	-	150,000
Net cash from financing activities	730,550	150,000
Effect of foreign exchange rate on cash	93,435
Net increase (decrease) in cash and cash equivalents	3,501	(404,582)
Cash and cash equivalents, beginning of period	19,092	404,927
Cash and cash equivalents, end of period	22,593	345

Cash paid for taxes	$ 0	$ 0
Cash paid for interest	$ 0	$ 0

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim Condensed Consolidated Financial Statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2014, financial statements, which accompanied its 10-K Annual Report filed with the SEC on May 8, 2015. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company charged $0 to bad debt expense for the period ended March 31, 2015. An analysis of the allowance for doubtful accounts balance at March 31, 2015, determined that no reserve was required.

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

The Company is presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided a letter of support to us summarizing the past funding of Precept Fund Management SPC (“Precept”), for and on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”) and Precept Fund Segregated Portfolio (“Precept Fund”), from July, 2013, to date (approximately $12,345,000), and expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by the Board through March 31, 2015.  This continuing support was again expressed in a letter of PAML on May 5, 2015.  Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept, Prescient SP and Precept Fund. As their investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept, including the shares of Oakridge owned by Prescient SP and Precept Fund.  Management believes the continued support from PAML alleviates the substantial doubt regarding the Company’s ability to continue as a going concern.

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

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three month periods ended March 31, 2015, and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

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

On March 26, 2015, the Company received $135,000 for 540,000 shares of its common stock, at $.25 per share.

Note 9 -- Related Party Convertible Debt and Other Transactions

Related party convertible debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company (“Newmark”), a former principal shareholder of the Company and the former owner of Carbon Strategic,  the Company’s inactive wholly-owned subsidiary (the “Newmark Loan”).  The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark’s request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark.  Any shares acquired in conversion of the notes would be comprised of “restricted securities” as defined in Rule 144 of the SEC.  The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  The Company had also agreed to grant a lien to Newmark on all of the Company’s equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia.  Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the “Expedia Loan.”  The loan maturity date has been extended by Expedia to June 30, 2015, as outlined below in Note 11.  Accrued interest payable on the convertible notes comprising the loan was $90,082 at March 31, 2015, and is included in accounts payable and accruals as of March 31, 2015.

Related party advances

(a) The Company entered into a Convertible Loan and Investment Agreement (the “Loan Agreement”) with Leclanché S. A., a Swiss share company (“Leclanché”), dated as of May 30, 2014, which was essentially an executory contract until it was amended on August 2, 2014, and authorized to be funded by the Company’s Board of Directors by unanimous written consent, effective on August 5, 2014. The initial Loan Agreement provided for the Company to loan Leclanché CHF3,000,000 or approximately $3,355,000, while the amended Loan Agreement increased the amount to CHF5,000,000 or approximately $5,489,895.  All funds were payable in Swiss Francs; interest accrued on the unpaid balance at the rate of two percent per annum; amounts advanced and accrued interest was payable at maturity of the loan or June 30, 2016; and principal, accrued interest and related fees could converted by the Company to purchase shares of Leclanché at CHF1.50.  Precept, our majority shareholder, was then a majority shareholder of Leclanché.

On June 19, 2014, Precept for and on behalf of Prescient SP, advanced Leclanché CHF3,000,000 or approximately $3,355,000, in anticipation of completing a Subscription Agreement on completion of the Loan Agreement, to purchase approximately 16,775,000 shares of the Company’s common stock, comprised of “restricted securities” as defined in SEC Rule 144, at $0.20 per share, in consideration of such advance of funds. The Subscription Agreement has been completed, and the Company received signed copies of all documents respecting the security pledged by Leclanché to secure the advances under the Loan Agreement.  The advances under the Loan Agreement were secured by Leclanché’s then present and future receivables; claims from inter-group loans and bank account claims in accordance with the Re-Assignment and Security Assignment Agreement (the “Security Agreement”); all patent and trademark applications; a first ranking lien on 100% of the shares of Leclanché’s Subsidiary (Leclanché Gmbh), with the understanding that Leclanché would ensure that the Subsidiary would transfer all of its present and future assets in accordance with the Security Agreement (as provided in the Share Pledge Agreement executed by the parties); and although it was agreed that with respect to all other Additional Security (as defined in the Security Agreement) that Precept and the Company would participate in such Additional Security on a pro rata basis relative to Precept’s CHF17,000,000 loan to Leclanché and the Company’s CHF5,000,000 loan to Leclanché, or the respective amounts outstanding on such loans at any particular time, Precept had converted all of its CHF17,000,000 loan into equity in Leclanché as at June 30, 2014, so there was no outstanding loan balance owed by Leclanché to Precept, and the Company was then the only secured creditor of Leclanché.  This provision was in the initial Loan Agreement; and the only material change in the Loan Agreement as amended on August 2, 2014, and finalized and approved on August 5, 2014, related to the increase in the loan amount to be made to Leclanché from CHF3,000,000 to CHF5,000,000.

On August 6, 2014, the Company wired CHF1,600,000, or $1,780,480 to Leclanché under the Loan Agreement; and the balance of CHF400,000 was drawn down by Leclanché on September 11, 2014.

On December 7, 2014, the Company completed a Restructuring Agreement (“Leclanché Restructuring Agreement”) involving a restructuring of Leclanché, and a Loan and Security Transfer Agreement (“Leclanché Loan Transfer Agreement”), whereby the Company agreed to transfer its Loan Agreement and related security agreements with Leclanché dated May 30, 2014, and as amended on August 2, 2014 (effective August 5, 2014), to Recharge ApS, a Danish private limited company (“Recharge”). The closing of these agreements was subject to a binding Letter of Intent for the Company to acquire 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP.

(b) Silveron Capital Partners, which is owned by one of the Company’s former directors, loaned the Company $68,642 during the year ended December 31, 2014, and incurred travel expenses and provided consulting of $61,716 during this period.  The balance of these sums is due on demand and bears interest at 10%.  The funds were used for payment of current expenses.  The total amount due as of March 31, 2015, is $144,560, which includes $14,201 of accrued interest.

(c) On February 2, 2015, the Company executed a Stock Purchase Agreement to acquire the 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, in consideration of the Company’s execution of the Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the issuance of 78,763,500 additional shares of the Company’s common stock, which will be comprised of “restricted securities” as defined in SEC Rule 144.  The number of shares of this issuance was computed by multiplying the CFH5,000,000 (the amount of the loan to Leclanché) by the referenced closing CHF exchange rate at the agreed date of December 4, 2014, of 1.0301, which equalled a credit of US$5,150,500; deducting this amount from the Purchase Price (as defined in the Stock Purchase Agreement) of the 11,000,000 Leclanché shares multiplied by the referenced US$4.12 per share price of Leclanché shares, which equalled $45,320,000, leaving a balance of $40,169,500; and dividing the closing price of the agreed upon common stock price of the Company of US$0.51 on December 4, 2014, resulting in a quotient of 78,763,725 shares being required to be issued by the Company in payment of the balance of the Purchase Price of the 11,000,000 Leclanché shares.  This Stock Purchase Agreement has been approved by the Swiss Takeover Board (“TOB”), though the transaction has not been completed as of the date of this Quarterly Report.

Note 10 – Lease Commitment

The Company entered into a Lease Agreement on March 26, 2015, with Henderson Sarno, L.C., a Florida limited liability company (“Henderson Sarno”), whereby it leased certain land and a building comprising approximately 50,492 square feet situated on such land.  On installation of the battery manufacturing equipment the Company acquired from Bren-Tronics, Inc., a New York corporation (“Bren-Tronics”), on October 20, 2014, these leased premises will become the Company’s large format battery manufacturing facility, producing battery products for electric vehicles, golf carts and electric task oriented vehicles. This lease commences April 1, 2015, for a period of 63 months.  The future minimum rental commitment under this lease is as follows:

Year	Amount
2015	$ 197,392
2016	328,987
2017	358,815
2018	369,579
2019 & thereafter	575,273
Total	$ 1,830,046

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined the following subsequent events.

The Company accepted subscriptions to purchase 940,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $235,000 or $0.25 per share, on April 1, 2015, for which payment was respectively received on March 4, 2015 (private investor [200,000 shares]), March 26, 2015 (Precept for Prescient SP, a related party [540,000 shares]), and April 1, 2015 (private investor [200,000 shares]).

The Company accepted subscriptions to purchase 800,000 shares of its common stock comprised of “restricted securities,” for aggregate consideration of $200,000 or $0.25 per share, on April 8, 2015, for which payment was respectively received on April 7, 2015 (private investor [400,000 shares]), and April 22, 2015 (private investor [400,000 shares]).

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the SEC, including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015 (pages 12 through 16), and which is referenced in Part II, Items 1A and 6, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

 (5) Complete our manufacturing facility in Melbourne, Florida, that will have the ability to manufacture six megawatt hours of products annually, once the equipment purchased under the Bren-Tronics Agreement in fourth quarter 2014 is fully installed and commissioned during second quarter 2015 in the approximately 50,492 square feet of leased space; and

(6)  Complete our acquisition of the Leclanché shares as discussed below in Part II, Item 5.

Management believes we now have a range of commercially saleable products (large format golf car batteries and small format remote control (“R/C”) market batteries), which we can now produce in commercially viable quantities from our North Drive small format facility and our Sarno Road large format facility.   Due to our focus on developing and marketing these commercial products for which there is a substantial market, coupled with our direct marketing success in the golf and R/C industries (including the PGA show we attended in January, 2015, where we successfully launched our new range of golf car batteries), we now have a growing order book, which we are gearing up production to fill, and as a result, we expect to be producing our first significant revenues during the last half of 2015, and expect to be cash-flow positive by the end of 2015.

We are also presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

Results of Operations

For the three month period ended March 31, 2015, compared to the three month period ended March 31, 2014

During the three months ended March 31, 2015, we had $0 in revenue, with $0 in cost of sales, for no gross profit.  We had general and administrative expenses of $784,443 and $15,804 in research and development.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  Our total operating expenses were $800,247.  We had interest expense of $29,589 for the three months ended March 31, 2015, for a net loss of $829,836, and a total comprehensive loss of $736,401. The decrease in research and development costs in 2014 as compared to 2013 was a direct result of a reduction of employees, and the fact that we had completed the major portion of the research and development on our current products.  Our current employees duties are presently divided approximately 50% to production personnel and 50% to research and development and overhead personnel.

During the three months ended March 31, 2014, we had $0 in revenues, with $647,271 attributable to general and administrative expenses, $406,277 in research and development costs and $29,589 in interest expense, for a net loss of $1,083,137, and total comprehensive loss of $1,083,137.

The decrease in general and administrative expenses costs during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was a result of a reduction in the number of our employees.

Liquidity and Capital Resources

We incurred a net loss of $829,836 for the three months ended March 31, 2015.  Cash on hand totaled $22,593.  As at March  31, 2015, there was a principal balance of $2,000,000 on the Expedia Loan, together with accrued interest of $90,082 at March 31, 2015.  The Expedia Loan is due and payable on June 30, 2015.

Until we reach breakeven from our manufacturing and sales efforts, which are currently in ramp up mode, we are dependent on equity financing from external sources that have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept’s contact base in the investment community. Our primary source of funding since July, 2013, has been Precept, as our major shareholder.  Its ownership and control of approximately 87.2% of our outstanding voting securities, including the 750,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director who is also through his wholly owned management company, PAML, the investment manager of Precept, may deter others from funding our operations; and Precept’s ability to elect all of the members of our Board of Directors may limit our negotiating position on the terms of any such alternative funding.

The total Newmark Loan was, as part of the Settlement Agreement executed on December 24, 2013, assigned to Expedia, and is now the Expedia Loan.  Expedia is the owner of a non-voting interest in one of Precept’s funds (Prescient SP), and Expedia has, at our request, previously extended the Expedia Loan in order to facilitate our operations. All or any part of this loan can be converted to fully paid shares of our common stock at Expedia’s request; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance to us by Newmark, under what was then the Newmark Loan, in November, 2012.  This conversion right is in the discretion of Expedia, and can only be made at the end of the loan term, which is now June 30, 2015.  There is no assurance that Expedia will convert the Expedia Loan into shares of our common stock or grant us further extensions of payment of principal and accrued interest.  At March 31, 2015, there was a principal balance of $2,000,000 on the Expedia Loan, with accrued interest of $90,082 to such date.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the quarter ended March 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  Under supervision and with the participation of our management, we conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This evaluation identified a material weakness in the Company’s internal control over financial reporting.

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

• Establishing more comprehensive review procedures; and

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

Item 1A.  Risk Factors.

Not required; however, see Item 1A of our 10-K Annual Report for the year ended December 31, 2014 (pages 12 through 16), which was filed with the SEC on May 8, 2015, and which is referenced in Part II, Item 6, below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

Date*	Subscriber*	Shares*	Consideration*
5/07/2015	One private investor	300,000	$75,000
4/27/2015	One private investor	200,000	$50,000
4/22/2015	One private investor	400,000	$100,000
4/07/2015	One private investor	400,000	$100,000
4/1/2015	Two private investors	400,000	$100,000
3/26/2015	Seventh Prescient SP Subscription Agreement (540,000 shares)	540,000	$135,000
3/12/2015	One private investor	800,000	$200,000
3/11/2015	Three private investors	800,000	$200,000

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

On February 2, 2015, we announced that we had successfully launched our new range of large format prismatic cell golf car batteries under the brand name “Pro Series” at the PGA golf show in Orlando, Florida, during January 2015, while at the same time releasing our new small format prismatic range of batteries for the remote control market under the brand name “Patriot Series.”  We are now in the advanced phase of securing distribution agreements for these series of products.

On March 26, 2015, we entered into a Lease Agreement with Henderson Sarno, L.C., a Florida limited liability company (“Henderson Sarno”), whereby we leased certain land and a building comprising approximately 50,492 square feet situated on such land.  On installation of the battery manufacturing equipment we acquired from Bren-Tronics, Inc., a New York corporation (“Bren-Tronics”), on October 20, 2014, these leased premises will become our large format battery manufacturing facility, producing battery products for electric vehicles, golf cars and electric task oriented vehicles.

On May 5, 2015 (effective February 28, 2015), Expedia extended the payment of our $2,000,000 Expedia Loan, together with accrued interest, from April 30, 2014, to June 30, 2015.

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

Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015.

Current Report on Form 8-K dated December 5, 2014, which was filed with the SEC on December 6, 2014, and the amended Current Report on Form 8-K/A filed with the SEC on February 6, 2015, regarding the Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the Leclanché Stock Purchase Agreement.

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	May 20, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, acting CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	May 20, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, acting CFO and Director