Form 10-Q
period 2015-06-30
Oakridge Global Energy Solutions, Inc.
filed 2015-08-19
CIK 830483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Not Applicable

 (Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: August 19, 2015 - 269,996,957 shares of common stock.

EXPLANATORY NOTE

These unaudited financial statements that accompany this Quarterly Report have not been reviewed by an independent public accountant registered with the PCAOB.  See Part II, Item 5(xiv), below.

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to “Oakridge,” the “Company,” “we,” “us,” “our” and words of similar import refer to Oakridge Global Energy Solutions, Inc., a Colorado corporation and its subsidiaries, Oak Ridge Micro-Energy, Inc., a Nevada corporation (“Oak Ridge Nevada”).  Our former wholly-owned subsidiary, Carbon Strategic Pte Ltd, a Singapore corporation (“Carbon Strategic”), was inactive and had no assets; it was dissolved in July, 2015.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statements that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein (see Part I, Item 1A, of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015 (pages 12 through 16), and which is referenced in Part II, Items 1A and 6, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Company.  These unaudited financial statements have not been reviewed by an independent public accountant registered with the PCAOB.  See Part II, Item 5(xiv), below.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	5

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2015 and 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 13

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash	$ -	$19,092
Inventory	121,093	121,829
Investments	3,905	3,980
Prepaid expenses	2,500	-
Subscription receivable	-	200,000
Total current assets	127,498	344,901

Fixed assets – net	864,883	1,052,802
Deposits	96,847	17,242
Related party investment	45,315,435	5,052,500
Total assets	$46,404,663	$6,467,445

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	696,776	$343,536
Due to related parties	231,301	130,359
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,928,077	2,473,895

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares
Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares
Authorized, 257,230,113 and 161,401,388 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	357,363	161,401
Additional paid-in capital	70,128,673	19,960,524
Accumulated deficit	(26,666,132)	(15,486,122)
Deferred stock-based compensation	-	(205,500)
Accumulated other comprehensive income (loss)	(343,318)	(436,753)
Total shareholders’ equity	43,476,586	3,993,550

Total liabilities and shareholders’ equity	$46,404,663	$6,467,445

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30

	2015	2014	2015	2014
Revenues	$ 1,110	$ 52,200	$ 1,110	$ 52,200
Cost of sales	(736)	(28,736)	(736)	(28,736)
Gross profit	374	23,464	374	23,464

Operating expenses:
General and administrative	10,408,974	637,764	11,193,417	1,285,036
Research and development	5,091	492,907	20,895	899,184
Total operating expenses	10,414,065	1,130,671	11,214,312	2,184,220
Operating income/(loss)	(10,413,691)	(1,107,207)	(11,213,938)	(2,160,756)

Other income/(expenses):
Interest and other income	-	-	-	-
Interest expense	(29,918)	(29,918)	(59,507)	(59,507)
Total other income/(expenses)	(29,918)	(29,918)	(59,507)	(59,507)
Net income/(loss) before tax	(10,443,609)	(1,137,125)	(11,273,445)	(2,220,263)
Income tax benefit	-	-	-	-
Net loss	$(10,443,609)	$ (1,137,125)	$(11,273,445)	$(2,220,263)
Other Comprehensive Income
Foreign currency translation adjustment	-	27,500	93,435	27,500
Total Comprehensive Income (Loss)	$(10,443,609)	$ (1,109,625)	$(11,180,010)	$(2,192,763)
Basic loss per share, basic and diluted	($0.06)	($0.01)	($0.09)	($0.02)
Basic weighted shares outstanding, basic and diluted	162,012,499	108,019,474	125,218,089	107,647,912

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2015	2014
Cash flow from operating activities:
Net income/(loss)	$ (11,180,010)	$(2,220,263)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	187,919	159,806
Stock based compensation	1,086,750	-
Stock options issued for services	7,404,250	-
(Increase)/decrease in inventory	736	(3,166)
(Increase)/decrease in long-term contract	-	125,000
(Increase)/decrease in prepaid expenses	-	18,201
(Increase)/decrease in security deposit	(79,605)	-
(Increase)/decrease in other current assets	-	-
Increase/(decrease) in accounts payable and accruals	353,241	997,230
Net cash from operating activities	(2,226,719)	(947,771)

Cash Flow from investing activities:
Related party investment	100,942	-
Purchase of fixed assets	-	(33,231)
Purchase of investments	75	-
Net cash from investing activities	101,017	(33,231

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	2,013,175	-
Proceeds from private placement	-	405,307
Loan from related party	-	262,000
Net cash from financing activities	2,013,175	667,307
Effect of foreign exchange rate on cash	93,435	-
Net increase (decrease) in cash and cash equivalents	(196,038)	(313,695)
Cash and cash equivalents, beginning of period	19,092	404,927
Cash and cash equivalents, end of period	-	91,232

Cash paid for taxes	$ 0	$ 0
Cash paid for interest	0	0
Related party investment	40,262,935	3,355,000

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim Condensed Consolidated Financial Statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2014, financial statements, which accompanied its 10-K Annual Report filed with the SEC on May 8, 2015. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company charged $0 to bad debt expense for the period ended June 30, 2015. An analysis of the allowance for doubtful accounts balance at June 30, 2015, determined that no reserve was required.

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

On April 11, 2014, Precept Asset Management Limited (“PAML”) provided a letter of support to us summarizing the past funding of Precept Fund Management SPC (“Precept”), for and on behalf of Prescient Fund Segregated Portfolio (“Prescient SP”) and Precept Fund Segregated Portfolio (“Precept Fund”), from July, 2013, to date (approximately $12,345,000), and expressing their continued support for the Company by Precept and Prescient SP and their intent to facilitate the provision of additional funding as reasonably requested by the Board through March 31, 2015.  This continuing support was again expressed in a letter of PAML on May 5, 2015.  Stephen J. Barber, the Company’s Executive Chairman, CEO, acting CFO and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept, Prescient SP and

Precept Fund. As their investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept, including the shares of Oakridge owned by Prescient SP and Precept Fund.  Management believes the continued support from PAML alleviates the substantial doubt regarding the Company’s ability to continue as a going concern.

While PAML, as investment manager of Precept, plays an important role as advisor of Precept, the corporate governance mechanism put in place in the investment management agreement does not allow the investment manager to exercise control over Precept and the Oakridge shares held by Precept for or on behalf of Precept Fund and Prescient SP. The reason being that Prince Michael Foundation (“PMF”), through its indirect holding of all the management shares (voting, non-participating shares) of Precept, is, at any time, ultimately in control over Precept and the Oakridge shares held by Precept for and on behalf of Precept Fund and Prescient SP.

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

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and six month periods ended June 30, 2015, and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 8 – Common Stock

The Company accepted subscriptions to purchase 940,000 shares of the Company’s common stock for aggregate consideration of $235,000 or $0.25 per share, on April 1, 2015. (Precept for and on behalf of Prescient SP, a related party, purchased 540,000 of these shares).

The Company accepted subscriptions to purchase 800,000 shares of the Company’s common stock for aggregate consideration of $200,000 or $0.25 per share, on April 8, 2015.

The Company received a subscription to purchase 200,000 shares of the Company’s common stock for aggregate consideration of $50,000 or $0.25 per share, on April 17, 2015.

The Company received a subscription to purchase 300,000 shares of the Company’s common stock for aggregate consideration of $75,000 or $0.25 per share, on April 30, 2015.

On May 22, 2015, the Company executed a Stock Option Agreement granting an option to purchase 2,000,000 shares of the Company’s common stock valued at $0.25 per share for services rendered.  These options expire on November 30, 2015.

The Company accepted subscriptions to purchase 1,000,000 shares of the Company’s common stock for aggregate consideration of $250,000 or $0.25 per share, on May 26, 2015.

The Company accepted subscriptions to purchase 1,200,000 shares of the Company’s common stock for aggregate consideration of $300,000 or $0.25 per share, on May 28, 2015.

On June 3, 2015, the Company resolved to issue an aggregate total of 11,025,000 shares of the Company’s common stock as compensation to management and counsel for services rendered (members of management receiving shares were: Stephen J. Barber, the Company’s Executive Chairman and CEO and a director, 5,000,000 shares; Mark L. Meriwether, the Company’s Vice President and Secretary and a director, 2,500,000 shares; Larry Lee Arrowood, the Company’s President, 2,500,000 shares; and Sean C. Kruuv, the former CFO of the Company, 25,000 shares).    The shares issued were valued at $.035 or the closing market price of the Company's shares on the OTCBB on June 3, 2015.

On June 3, 2015, the Company executed a Stock Option Agreement granting an option to purchase 3,000,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a three year term and expire on June 30, 2018.

On June 1, 2015, outstanding options were exercised to purchase 200,000 shares of the Company’s common stock at the $0.25 per share price, for a total purchase price of $50,000.

On June 10, 2015, the Company executed a Stock Option Agreement granting an option to purchase 1,000,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a three year term and expire on June 30, 2018.

On June 10, 2015, the Company executed another Stock Option Agreement granting an option to purchase 5,000,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are also for a three year term and expire on June 30, 2018.

On June 22, 2015, the Company executed an additional Stock Option Agreement granting an option to purchase 25,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are also for a three year term and expire on June 30, 2018.

All of the shares of the Company’s common stock issued or those shares of common stock underlying stock options granted were (or will be exercisable for) shares of common stock that are “restricted securities” as defined in SEC Rule 144.

Note 9 -- Related Party Convertible Debt and Other Transactions

Related party convertible debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company (“Newmark”), a former principal shareholder of the Company and the former owner of Carbon Strategic,  the Company’s inactive wholly-owned subsidiary (the “Newmark Loan”).  The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark’s request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price (“VWAP”) of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark.  Any shares acquired in conversion of the notes would be comprised of “restricted securities” as defined in Rule 144 of the SEC.  The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  The Company had also agreed to grant a lien to Newmark on all of the Company’s equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia.  Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the “Expedia Loan.”  The loan maturity date has been extended by Expedia to August 31, 2015.  Accrued interest payable on the convertible notes comprising the loan was $129,935 at June 30, 2015, and is included in accounts payable and accruals as of June 30, 2015.

Related party advances

(a) The Company entered into a Convertible Loan and Investment Agreement (the “Loan Agreement”) with Leclanché S. A., a Swiss share company (“Leclanché”), dated as of May 30, 2014, and amended on August 2, 2014, and authorized to be funded by the Company’s Board of Directors by unanimous written consent, effective on August 5, 2014. The initial Loan Agreement provided for the Company to loan Leclanché CHF3,000,000 or approximately $3,355,000, while the amended Loan Agreement increased the amount to CHF5,000,000 or approximately $5,489,895.  All funds were payable in Swiss Francs; interest accrued on the unpaid balance at the rate of two percent per annum; amounts advanced and accrued interest were payable at maturity of the loan or June 30, 2016; and principal, accrued interest and related fees could converted by the Company to purchase shares of Leclanché at CHF1.50.  Precept, our majority shareholder, was then a majority shareholder of Leclanché.

On June 19, 2014, Precept for and on behalf of Prescient SP, advanced Leclanché CHF3,000,000 or approximately $3,355,000, in anticipation of completing a Subscription Agreement on completion of the Loan Agreement, to purchase approximately 16,775,000 shares of the Company’s common stock, comprised of “restricted securities” as defined in SEC Rule 144, at $0.20 per share, in consideration of such advance of funds. The Subscription Agreement was completed and accepted by the Company on August 20, 2015, and the Company received all documents respecting the security pledged by Leclanché to secure the advances under the Loan Agreement.  The advances under the Loan Agreement were secured by Leclanché’s then present and future receivables; claims from inter-group loans and bank account claims in accordance with the Re-Assignment and Security Assignment Agreement (the “Security Agreement”); all patent and trademark applications; a first ranking lien on 100% of the shares of Leclanché’s Subsidiary (Leclanché Gmbh), with the understanding that Leclanché would ensure that the Subsidiary would transfer all of its present and future assets in accordance with the Security Agreement (as provided in the Share Pledge Agreement executed by the parties); and although it was agreed that with respect to all other Additional Security (as defined in the Security Agreement) that Precept and the Company would participate in such Additional Security on a pro rata basis relative to Precept’s CHF17,000,000 loan to Leclanché and the Company’s CHF5,000,000 loan to Leclanché, or the respective amounts outstanding on such loans at any particular time, Precept had converted all of its CHF17,000,000 loan into equity in Leclanché as at June 30, 2014, so there was no outstanding loan balance owed by Leclanché to Precept, and the Company was then the only secured creditor of Leclanché.  This provision was in the initial Loan Agreement; and the only material change in the Loan Agreement as amended on August 2, 2014, and finalized and approved on August 5, 2014, related to the increase in the loan amount to be made to Leclanché from CHF3,000,000 to CHF5,000,000.

On August 6, 2014, the Company wired CHF1,600,000, or $1,780,480 to Leclanché under the Loan Agreement; and the balance of CHF400,000 was drawn down by Leclanché on September 11, 2014, which completed the Company’s loan commitment under the Loan Agreement.

On December 7, 2014, the Company entered into a Restructuring Agreement (the “Leclanché Restructuring Agreement”) involving a restructuring of Leclanché, and a Loan and Security Transfer Agreement (the “Leclanché Loan Transfer Agreement”), whereby the Company agreed to transfer its Loan Agreement and related security agreements with Leclanché dated May 30, 2014, and as amended on August 2, 2014 (effective August 5, 2014), to Recharge ApS, a Danish private limited company (“Recharge”). The closing of these agreements was subject to a binding Letter of Intent for the Company to acquire 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, which was executed and delivered by the parties on December 5, 2014.

On February 2, 2015, the Company executed a Stock Purchase Agreement to acquire the 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, in consideration of the

Company’s execution of the Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the issuance of 78,763,500 additional shares of the Company’s common stock, which will be comprised of “restricted securities” as defined in SEC Rule 144.  The number of shares of this issuance was computed by multiplying the CFH5,000,000 (the amount of the loan to Leclanché) by the referenced closing CHF exchange rate at the agreed date of December 4, 2014, of 1.0301, which equalled a credit of US$5,150,500; deducting this amount from the Purchase Price (as defined in the Stock Purchase Agreement) of the 11,000,000 Leclanché shares multiplied by the referenced US$4.12 per share price of Leclanché shares, which equalled $45,320,000, leaving a balance of $40,169,500; and dividing the closing price of the agreed upon common stock price of the Company of US$0.51 on December 4, 2014, resulting in a quotient of 78,763,725 shares being required to be issued by the Company in payment of the balance of the Purchase Price of the 11,000,000 Leclanché shares.  This Stock Purchase Agreement has been approved by the Swiss Takeover Board (“TOB”), and the purchase of the Leclanché shares was completed, effective June 30, 2015.

(b) Silveron Capital Partners, which is owned by one of the Company’s former directors, loaned the Company $68,642 during the year ended December 31, 2014, and incurred travel expenses and provided consulting of $61,716 during this period.  The balance of these sums is due on demand and bears interest at 10%.  The loaned funds were used for payment of current expenses due at the time of the advance.  The total amount due as of June 30, 2015, is $145,930 which includes $15,572 of accrued interest.

Note 10 – Lease Commitment

The Company entered into a Lease Agreement on March 26, 2015, with Henderson Sarno, L.C., a Florida limited liability company (“Henderson Sarno”), whereby it leased certain land and a building comprising approximately 50,492 square feet situated on such land.  On installation of the battery manufacturing equipment the Company acquired from Bren-Tronics, Inc., a New York corporation (“Bren-Tronics”), on October 20, 2014, these leased premises will become the Company’s large format battery manufacturing facility, producing battery products for electric vehicles, golf carts and electric task oriented vehicles.  This lease commenced April 1, 2015, for a period of 63 months.  The future minimum rental commitment under this lease is as follows:

Year	Amount
2015	$ 197,392
2016	328,987
2017	358,815
2018	369,579
2019 & thereafter	575,273
Total	$ 1,830,046

Note 11 – Stock Options

On May 22, 2015, the Company executed a Stock Option Agreement granting an option to purchase 2,000,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a six months term and expire on November 30, 2015.  The Company valued the 2,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.40 market price, $0.25 exercise price, .5 years expected life, 303.5% volatility, 0.09% risk free rate.

On June 3, 2015, the Company executed a Stock Option Agreement granting an option to purchase 3,000,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 3,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.38 market price, $0.25 exercise price, 3 years expected life, 302.4% volatility, 0.96% risk free rate.

On June 10, 2015, the Company executed a Stock Option Agreement granting an option to purchase 1,000,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 1,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.44 market price, $0.25 exercise price, 3 years expected life, 303.1% volatility, 0.96% risk free rate.

On June 10, 2015, the Company executed a Stock Option Agreement granting an option to purchase 5,000,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 5,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.44 market price, $0.25 exercise price, 3 years expected life, 303.1% volatility, 0.96% risk free rate.

On June 22, 2015, the Company executed a Stock Option Agreement granting an option to purchase 25,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 25,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.37 market price, $0.25 exercise price, 3 years expected life, 301.4% volatility, 0.96% risk free rate.

The Company has recorded stock-based compensation expense of $4,429,250 related to these options for quarter ended June 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value if Exercised
Balance March 31, 2015	-	$-	$-	-	$-
Granted	11,025,000.24		.40	2.5	2,616,250
Exercised	200,000	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2015	10,825,000	$.24	$.40	2.5	$2,616,250
Exercisable as of June 30, 2015	10,825,000	$.24	$.40	2.5	$2,616,250
Balance June 30, 2015	10,825,000	$.24	$.40	2.5	$2,616,250

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined the following subsequent events.

On July 1, 2015, the Company appointed Tami L. Tharp as its Chief Financial Officer.  The services of Ms. Tharp are outlined under her Employment Agreement dated July 3, 2015 (executed by us on July 3, 2015, with and with a commencement date of July 6, 2015, and approved by our Board of Directors on July 9, 2015), under which Ms. Tharp will receive an annual salary of $120,000, payable bi-weekly.  In addition to her annual salary, she will be issued 50,000 shares of our common stock comprised of “restricted securities” immediately following 30 days of employment and an additional 100,000 shares within the first 30 days of the completion of our planned NASDAQ Capital Markets listing.  Ms. Tharp is also entitled to expense reimbursement and employee benefits as provided to other employees, including, as applicable, bonuses, stock options, personal and sick leave, vacation, health and other insurance that may be provided, and participation in executive compensation or other incentive plans adopted, among other benefits.

On July 2, 2015, the Company authorized the issuance 100,000 shares of the Company’s common stock at $0.25 per share for services rendered to an employee.

On July 6, 2015, options to purchase 91,844 shares of the Company’s common stock were exercised at a price of $0.25 per share, for a total purchase price of $22,961.

On July 8, 2015, the Company executed a Stock Option Agreement granting an option to purchase 2,500,000 shares of the Company’s common stock at $0.25 per share for services rendered.  These options are for a three year term and expire on June 30, 2018.

On July 8, 2015, the Company also agreed to pay yearly consulting fees to three of its directors and executive officers, Stephen J. Barber, Executive Chairman, CEO and a director, $500,000; Mark L. Meriwether, Vice President, Secretary and a director, $300,000 (Mr. Meriwether resigned from all such positions, effective August 19, 2015); and Larry Lee Arrowood, President, $325,000.

On July 10, 2015, and as approved by the Company’s Board of Directors on July 14, 2015, and as amended on July 20, 2015, the Company accepted a subscription for 8,000,000 shares of the Company’s common stock at $0.25 per share, for an aggregate total of $2,000,000.

On July 19, 2015, and as approved by the Company’s Board of Directors on July 20, 2015, the Company accepted a subscription to purchase 100,000 shares of the Company’s common stock at $0.25 per share, for an aggregate total of $25,000.

On July 25, 2015, and as approved by the Company’s Board of Directors on such date, the Company: (i) authorized the issuance of 500,000 shares of the Company’s common stock, 250,000 shares each, to two consultants, and valued at $0.25 per share, for services rendered in assisting our Chief Executive Officer in successfully procuring the subscription of July 10, 2015, which is referenced above, for $2,000,000; (ii) authorized the issuance of 25,000 shares of the Company’s common stock valued at $0.25 per share for consulting services provided to us regarding various parcels of real property for lease; (iii) authorized the issuance of 1,000,000 shares of the Company’s common stock valued at $0.25 per share for consulting services rendered regarding investor relations; and (iv) authorized the issuance of 2,500,000 shares of the Company’s common stock, 1,500,000 to our CEO, and 1,000,000 to our Vice President and Secretary, for services rendered in consideration of their assistance with our preparation of our Nasdaq Capital Markets Listing Application and filing.

On July 25, 2015, the Company entered into a Consulting Agreement with Benchmark Advisory Partners LLC, a California limited liability company (“Benchmark”), which Consulting Agreement was adopted by our Board of Directors, effective July 30, 2015, whereby Benchmark agreed to provide financial consulting services and advice to the Company regarding various matters, including, but not limited to, introductions to various firms or entities that may be able to provide equity or debt financing for the Company; and introductions and advice about facilitation with legal counsel, auditors, accountants, transfer agents and investor relations firms.  The Consulting Agreement is for a term of six months, and provides for $10,000 per month in cash compensation and the issuance of 100,000 shares of the Company’s common stock, all fully-paid and non-assessable on the date of the Consulting Agreement.

On July 30, 2015, the Company: (i) authorized the issuance of 100,000 shares of common stock to one consultant and valued at $0.25 per share as part of the Consulting Agreement with Benchmark described in this Note above; and (ii) authorized the issuance of 100,000 shares of common stock to our CFO and valued at $0.25 per share as a performance bonus.

All of the shares of the Company’s common stock issued or those shares of common stock underlying stock options granted were (or will be exercisable for) shares of common stock that are “restricted securities” as defined in SEC Rule 144.

On July 28, 2015, the Company entered into a Lease Agreement (the “Lease”) with Tower Palm Bay, LLC, a Delaware limited liability company (“TPB”), whereby it leased approximately 68,718 square feet of space located at 3520 Dixie Highway, Palm Bay, Florida, that will house its new principal executive offices and its small format battery manufacturing facilities.  The Lease has a term of 15 years and four months, commencing on August 1, 2015; an annual “Base Rent” of approximately $549,744 during the first year (with no monthly payments being due during the second, fourth, sixth and eighth month), and increasing incrementally, year to year, to approximately $856,483.24 during the last year of the Lease term; a security deposit of $91,624; provisions regarding the use of “Adjacent Land” for testing of products and a right of first refusal to purchase, lease or option such Adjacent Land; a 10 year option renewal of the Lease at “fair market value”; additional rent for the proportionate share of the expense for the operation, maintenance and repair of the common areas, the “Building,” the Adjacent Land and the “Property” (as such terms are defined in the Lease), along with customary provisions that would be contained in similar leases.  The Lease is essentially a “Triple Net Lease,” meaning that the parties agreed that this Lease is intended to be, and shall be construed as, an absolutely net lease, whereby under all circumstances and conditions (whether now or hereafter existing or within the contemplation of the parties), Base Rent shall be a complete net return to TRB the Lease term, and the shall pay, and shall indemnify, defend and hold harmless TRB from and against any and all claims, losses, damages, expenses, costs, liabilities, obligations and charges whatsoever.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the SEC, including all risk factors outlined therein (see Part II, Item 1A of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015 (pages 12 through 16), and which is referenced in Part II, Items 1A and 6, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

 (5) Complete our manufacturing facility in Melbourne, Florida, that will have the ability to manufacture six megawatt hours of products annually, once the equipment purchased under the Bren-Tronics Agreement in fourth quarter 2014 is fully installed and commissioned during second quarter 2015 in the approximately 68,718 square feet of leased space; and

(6)  Arrange for the private sale of our Leclanché shares to monetize that purchase and to assist in the funding of the our expansion plans for 2015 and beyond.

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

Results of Operations

For the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014

During the three months ended June 30, 2015, we had $1,110 in revenue, with $736 in cost of sales, for $374 in gross profit.  We had general and administrative expenses of $10,408,974 and $5,091 in research and development.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  Our total operating expenses were $10,413,691.  We had interest expense of $29,918 for the three months ended June 30, 2015, for a net loss of $10,443,609, and a total comprehensive loss of $10,443,609. The decrease in research and development costs in 2015 as compared to 2014 was a direct result of a reduction of employees, and the fact that we had completed the major portion of the research and development on our current products.  Our current employees duties are presently divided approximately 50% to production personnel and 50% to research and development and overhead personnel.

During the three months ended June 30, 2014, we had $52,200 in revenues, with $28,736 in cost of sales, for $23,464 in gross profit.  We had $637,764 attributable to general and administrative expenses, $492,907 in research and development costs and $29,918 in interest expense, for a net loss of $1,137,125, with $27,500 in foreign currency translation for a total comprehensive loss of $1,109,625.

The increase in general and administrative expenses costs during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was a result of the issuance of stock options with a combined price of $4,429,250 for services, the issuance of stock to employees and for services with a combined price of $3,748,500, for wages and benefits due to our growth, and marketing expense, to launch our products.

For the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014

During the six months ended June 30, 2015, we had $1,110 in revenue, with $736 in cost of sales, for $374 in gross profit.  We had general and administrative expenses of $11,193,417 and $20,895 in research and development.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations.  Our total operating expenses were $11,214,312.  We had interest expense of $59,507 for the six months ended June 30, 2015, for a net loss of $11,273,445, with $93,435 in foreign currency translation for a total comprehensive loss of $11,180,010.  The decrease in research and development costs in 2015 as compared to 2014 was a direct result of a reduction of employees, and the fact that we had completed the major portion of the research and development on our current products.  Our current employees duties are presently divided approximately 50% to production personnel and 50% to research and development and overhead personnel.

During the six months ended June 30, 2014, we had $52,200 in revenues, with $28,736 in cost of sales, for $23,464 in gross profit. We had $1,285,036 attributable to general and administrative expenses, $899,184 in research and development costs and $59,507 in interest expense, for a net loss of $2,220,263, with $27,500 in foreign currency translation for a total comprehensive loss of $2,192,763.

The increase in general and administrative expenses costs during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was a result of the issuance of stock options with a combined price of $4,429,250 for services, the issuance of stock to employees and for services with a combinede price of $3,748,500, for wages and benefits due to our growth, and marketing expense, to launch our products.

Liquidity and Capital Resources

We incurred a net loss of $11,180,010 for the six months ended June 30, 2015.  We had no cash on hand.  At June 30, 2015, there was a principal balance of $2,000,000 on the Expedia Loan, together with accrued interest of $129,935 at June 30, 2015.  The Expedia Loan is due and payable on August 31, 2015.

Until we reach breakeven from our manufacturing and sales efforts, which are currently in ramp up mode, we are dependent on equity financing from external sources that have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept’s contact base in the investment community. Our primary source of funding since July, 2013, has been Precept, as our major shareholder.  Its ownership and control of approximately 84.8% of our outstanding voting securities, including the 7,250,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, acting CFO and a director who is also through his wholly owned management company, PAML, the investment manager of Precept, may deter others from funding our operations; and Precept’s ability to elect all of the members of our Board of Directors may limit our negotiating position on the terms of any such alternative funding.

While PAML, as investment manager of Precept, plays an important role as advisor of Precept, the corporate governance mechanism put in place in the investment management agreement does not allow the investment manager to exercise control over Precept and the Oakridge shares held by Precept for or on behalf of Precept Fund and Prescient SP. The reason being that Prince Michael Foundation (“PMF”), through its indirect holding of all the management shares (voting, non-participating shares) of Precept, is, at any time, ultimately in control over Precept and the Oakridge shares held by Precept for and on behalf of Precept Fund and Prescient SP.

The total Newmark Loan was, as part of the Settlement Agreement executed on December 24, 2013, assigned to Expedia, and is now the Expedia Loan.  Expedia is the owner of a non-voting interest in one of Precept’s funds (Prescient SP), and Expedia has, at our request, previously extended the Expedia Loan in order to facilitate our operations. All or any part of this loan can be converted to fully paid shares of our common stock at Expedia’s request; and our shares issued on conversion will be issued at a 50% discount of the volume weighted average price (“VWAP”) of our common stock on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly trade, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate trading price of our common stock on the OTCBB at the time of the first advance to us by Newmark, under what was then the Newmark Loan, in November, 2012.  This conversion right is in the discretion of Expedia, and can only be made at the end of the loan term, which is now June 30, 2015.  There is no assurance that Expedia will convert the Expedia Loan into shares of our common stock or grant us further extensions of payment of principal and accrued interest. June 30, 2015, there was a principal balance of $2,000,000 on the Expedia Loan, with accrued interest of $129,935 to such date.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the quarter ended June 30, 2015.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency; however, Larry Lee Arrowood, our President, previously filed personal bankruptcy proceedings in 2010, which were finalized in 2011.  The proceedings were filed by Mr. Arrowood because liabilities that arose from a personal guarantee provided by Mr. Arrowood to certain debts of a business owned by another person that failed to pay such debts.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A.  Risk Factors.

Not required; however, see Part II, Item 1A, of our 10-K Annual Report for the year ended December 31, 2014 (pages 12 through 16), which was filed with the SEC on May 8, 2015, and which is referenced in Part II, Item 6, below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

Date	Subscribers	Shares	Consideration
4/1/2015	Two private non-U.S. investors (2)	400,000	$100,000
4/07/2015	One non-U.S. private investor(2)	400,000	$100,000
4/22/2015	One private non-U.S. investor (2)	400,000	$100,000
4/27/2015	One private non-U.S. investor (2)	200,000	$50,000
5/07/2015	One private non-U.S. investor (2)	300,000	$75,000
5/26/2015	Three private non-U.S. investors (2)	1,000,000	$250,000

Date	Subscribers	Shares	Consideration
5/28/2015	Two private non-U.S. investors (2)	1,200,000	$300,000
6/3/2015	CEO (3)	5,000,000	Services
6/3/2015	Vice President and Secretary (4)	2,500,000	Services
6/3/2015	President (5)	2,500,000	Services
6/3/2015	CFO (Kruuv) (6)	25,000	Services
6/3/2015	Attorney (7)	1,000,000	Introduction Fee
6/1/2015	One private investor (8)	200,000	$50,000
7/2/2015	One private investor (9)	100,000	Services
7/6/2015	One private investor (8)	91,844	$22,961
7/10/2015	One private non-U.S. investor (1)	8,000,000	$2,000,000
7/19/2015	One private non-U.S. investor (1)	100,000	$25,000
7/21/2015	CFO (Tharp) (10)	50,000	Services
7/25/2015	Four private investor (11)	1,525,000	Services
7/25/2015	One private investor (12)	100,000	Consulting Services
7/25/2015	CEO (3)	1,500,000	Consulting Services
7/25/2015	Vice President and Secretary (4)	1,000,000	Consulting Services
7/29/2015	CFO (Tharp) (10)	100,000	Performance Bonus

(1)  These shares were subscribed by Precept Fund Management SPC (“Precept”) OBO Prescient Fund Segregated Portfolio at $0.25 per share and Precept, through its segregated portfolios, is a beneficial holder of approximately 82.1% of our outstanding common stock.

(2)  All of these shares were sold pursuant to Subscription Agreements at $0.25 per share.

(3)  Stephen J. Barber is our Executive Chairman and CEO and owns 7,250,000 shares of our common stock directly and 228,967,613 shares of our common stock indirectly, as the 100% beneficial owner and a director of Precept Asset Management Limited (“PAML”), which is the investment manager of Precept. While PAML, as investment manager of Precept, plays an important role as advisor of Precept, the corporate governance mechanism put in place in the investment management agreement does not allow the investment manager to exercise control over Precept and the Oakridge shares held by Precept for or on behalf of Precept Fund and Prescient SP. The reason being that Prince Michael Foundation (“PMF”), through its indirect holding of all the management shares (voting, non-participating shares) of Precept, is, at any time, ultimately in control over Precept and the Oakridge shares held by Precept for and on behalf of Precept Fund and Prescient SP. The 5,000,000 were issued for consulting services and the 1,500,000 were issued in consideration of services rendered to the Company in respect to assisting the Company in relation to its NASDAQ listing.

(4)  Mark L. Meriwether is our Vice President and Secretary.  The 2,500,000 shares were issued for consulting services and the 1,000,000 were issued for consideration of services rendered to the Company in relation to its NASDAQ listing.

(5)  Larry Lee Arrowood is our President.

(6)  Sean C. Kruuv was our former CFO.

(7)  Our corporate counsel and received these shares as an introduction fee for his introduction of the relationship through which the Company acquired the certain battery manufacturing equipment and related assets.

(8)  Savoy Enterprises exercised an option to purchase common stock at $0.25 per share for $50,000 and exercised an option to purchase an additional 91,844 shares at $0.25 per share (see the heading “Options Granted on Unregistered Securities,” below.

(9)  Al Petschow received these shares for services as our Director of Operations.

(10)  Tami L. Tharp is our CFO.  The 50,000 shares were issued under her Employment Agreement referenced in Part II, Item 5(vii), below, and the 100,000 shares were issued as a performance bonus.

(11)  Issued 250,000 common shares each, to one firm and one person, for their services in assisting the Company’s CEO in successfully procuring introductions to $2,000,000 in funding; issued 25,000 shares to one person for services rendered in locating and negotiating two property leases in Palm Bay, Florida, one of which has been executed; and issued 1,000,000 shares to one firm for consulting services rendered regarding investor relations services.

(12)  These shares were issued as part of the compensation due pursuant to a Consulting Agreement with one firm.

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, Rule 506(b) of SEC Regulation D or under SEC Regulation S, as applicable.

Options Granted on Unregistered Securities

Date	Option Grantees	Shares	Consideration
5/22/2015	Private investor (1)	2,000,000	Services
6/3/2015	Private Non –“U.S. Person”(2)	3,000,000	Services
6/10/2015	Private investor (3)	1,000,000	Services
6/10/2015	Private investor (4)	5,000,000	Services
6/22/15	Private investor (5)	25,000	Services
7/8/2015	Private investor (6)	2,500,000	Services

(1)  Stock Option Agreement granted to Savoy Enterprises to purchase “restricted securities” at $0.25 per share, expiring June 30, 2018.

(2)  Stock Option Agreement granted to Stephen Bauke to purchase “restricted securities” at $0.25 per share, expiring June 30, 2018.

(3)  Stock Option Agreement granted to Canio Telesca to purchase “restricted securities” at $0.25 per share, expiring June 30, 2018.

(4)  Stock Option Agreement granted to Modern Classic Investments Limited to purchase “restricted securities” at $0.25 per share, expiring June 30, 2018.

(5)  Stock Option Agreement granted to Geoffrey Pollard to purchase “restricted securities” at $0.25 per share, expiring June 30, 2018.

(6)  Stock Option Agreement granted to Peter Ogrisek to purchase “restricted securities” at $0.25 per share, expiring June 30, 2018.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

(i)

Information about our sales of unregistered securities since the quarter ended March 31, 2015, and our grants of stock options to acquire unregistered securities is contained above in Part II, Item IV, above.

(ii)

On May 28, 2015, Sean C. Kruuv was appointed our Chief Financial Officer.  The services of Mr. Kruuv were outlined under an “at will” Employment Agreement dated May 17, 2015 (executed by us and accepted by our Board of

Directors on May 28, 2015), under which Mr. Kruuv was to have received an annual salary of $120,000, payable semi-monthly.  On June 30, 2015 Mr. Kruuv was terminated.  He was issued 25,000 shares of our common stock on June 3, 2015.  See Part II, Item 2, above.

(iii)

On June 5, 2015, the Board of Directors dismissed Anderson Bradshaw PLLC (“Anderson Bradshaw”) as the Company’s independent registered public accounting firm, effective on such date.

(iv)

On June 30, 2015, we announced that we formed Oakridge Global Energy Solutions Limited, Hong Kong, as a new wholly-owned subsidiary as part of our global growth strategy. This subsidiary will serve as the foundation for the Asia-Pacific sales, marketing and distribution for Oakridge's products, and will also form an integral part of the company's developing global presence.

(v)

We were advised on June 30, 2015, that all requirements of the Swiss TOB had to the closing of the purchase of the 11,000,000 Leclanché shares had been satisfied and we closed the purchase under the Stock Purchase Agreement by the issuance of 78,763,725 of our shares of common stock in exchange for the 11,000,000 shares of Leclanché being issued to our newly formed and wholly-owned Hong Kong subsidiary, Oakridge Global Energy Solutions (Hong Kong) Limited.  With this acquisition, we will own 11,000,000 shares of Leclanché or approximately 34% of its outstanding shares.  With the issuance of the 78,763,500 shares to Precept, we now have 269,996,957 outstanding shares of our common stock, and based upon the current collective ownership of approximately 221,717,613 of our shares by Prescient SP and Precept Fund, Precept is the beneficial owner of approximately 82.1% of our currently outstanding voting securities.  See the references above in Part II, Item 2, for information about the holdings and voting authority of these shares by our Executive Chairman, CEO and a director, Stephen J. Barber, who is the sole owner of PAML, the investment manager for Precept.  Further, the 5,750,000 shares personally owned by Mr. Barber in the Company are not included in these computations.  With Mr. Barber’s shares, the percentage of control by Precept increases to approximately 84.8%.

(vi)

At June 30, 2015, Expedia Holdings Limited (“Expedia”), one of our creditors, was owed a principal balance of $2,000,000, plus accrued and unpaid interest of $129,935 to such date, on our loan from Newmark Investments Limited (the “Newmark Loan”).  The first advance under the Newmark Loan was made in November, 2012.  Expedia is a founder, the beneficial owner and is the successor of Newmark, by assignment of the Newmark Loan on January 16, 2014, and under an amended Loan Agreement between the Company and Expedia dated February 24, 2014, together with related security agreements.  The due date of the principal and interest under the Loan Agreement had been extended to June 30, 2015, and the parties have agreed to extend such Loan Agreement due date to August 31, 2015, effective June 30, 2015.

(vii)

On July 1, 2015, we appointed Tami L. Tharp as our Chief Financial Officer.  The services of Ms. Tharp are outlined under her Employment Agreement dated July 3, 2015 (executed by us on July 3, 2015, with and with a commencement date of July 6, 2015, and approved by our Board of Directors on July 9, 2015), under which Ms. Tharp will receive an annual salary of $120,000, payable bi-weekly.  In addition to her annual salary, she will be issued 50,000 shares of our common stock comprised of “restricted securities” immediately following 30 days of employment and an additional 100,000 shares within the first 30 days of the completion of our planned NASDAQ Capital Markets listing.  Ms. Tharp is also entitled to expense reimbursement and employee benefits as provided to other employees, including, as applicable, bonuses, stock options, personal and sick leave, vacation, health and other insurance that may be provided, and participation in executive compensation or other incentive plans adopted, among other benefits.  For more information see our 8-K Current Report dated June 1, 2015 which was filed with the SEC on July 10, 2015, as referenced in Part II, Item 6, below.

(viii)

On July 8, 2015, our Board of Directors agreed to pay yearly consulting fees to three of our directors and executive officers, Stephen J. Barber, Executive Chairman, CEO and a director, $500,000; Mark L. Meriwether, Vice President, Secretary and a director, $300,000 (Mr. Meriwether resigned from all such positions, effective August 19, 2015); and Larry Lee Arrowood, President, $325,000.

(ix)

On or about July 20, 2015, our former inactive and wholly-owned subsidiary, Carbon Strategic, was dissolved.  Carbon Strategic had no assets at June 30, 2015, and at its dissolution.

(x)

On July 25, 2015, we entered into a Consulting Agreement with Benchmark Advisory Partners LLC, a California limited liability company (“Benchmark”), which Consulting Agreement was adopted by our Board of Directors, effective July 30, 2015, whereby Benchmark agreed to provide financial consulting services and advice to the Company regarding various matters, including, but not limited to, introductions to various firms or entities that may be able to provide equity or debt financing for the Company; and introductions and advice about facilitation with legal counsel, auditors, accountants, transfer agents and investor relations firms.  The Consulting Agreement is for a term of six (6) months, and provides for $10,000 per month in cash compensation and the issuance of 100,000 shares of our common stock, which are comprised of “restricted securities” as defined in SEC Rule 144, all fully-paid and non-assessable on the date of the Consulting Agreement.

(xi)

On July 25, 2015, our Board of Directors has concluded that it is in the best interests of the Company and its stockholders to explore the options available to the Company to privately sell our interest in Leclanché S. A., (“Leclanché”), to monetize those shares for cash in order to assist with our expansion plans. We completed the purchase of 11,000,000 shares of Leclanché on June 30, 2015.  For additional information about this purchase, please see our 8-KA-2 Current Report dated December 5, 2014, and filed with the SEC on July 2, 2015, which are referenced in Part II, Item 6, below.  On July 25, 2015, our Board of Directors resolved to retain Precept Asset Management Limited (“PAML”) to explore the potential for, and to arrange the sale, on our behalf., of such 11,000,000 Leclanché shares through PAML’s contact network, in consideration of which, we have resolved to pay PAML a success fee on completion of any such sale equal to 3.5% of the gross sales proceeds received by us in respect of such sale.  We have no written agreement with regards to this understanding.  PAML is 100% owned by Stephen J. Barber, our CEO, who is our Executive Chairman and one of our directors, and is also the investment manager of Precept Fund Management SPC (“Precept”), which previously held these Leclanché shares for and on behalf of Precept Fund Segregated Portfolio (“Precept Fund”), one of its managed portfolios.  Prescient Fund Segregated Portfolio (“Prescient SP”) is also a managed portfolio of Precept.  Precept, Precept Fund and Prescient SP, together with Mr. Barber, collectively owned approximately 228,967,613 of the 269,996,957 outstanding shares of the Company as of July 31, 2015, or approximately 84% of the outstanding voting securities of the Company on such date.  7,250,000 of these 228,967,613 shares, or approximately 2.68%, are directly owned by Mr. Barber.  While PAML, as investment manager of Precept, plays an important role as advisor of Precept, the corporate governance mechanism put in place in the investment management agreement does not allow the investment manager to exercise control over Precept and the Oakridge shares held by Precept for or on behalf of Precept Fund and Prescient SP. The reason being that Prince Michael Foundation (“PMF”), through its indirect holding of all the management shares (voting, non-participating shares) of Precept, is, at any time, ultimately in control over Precept and the Oakridge shares held by Precept for and on behalf of Precept Fund and Prescient SP.

(xii)

On July 28, 2015, we entered into a Lease Agreement (the “Lease”) with Tower Palm Bay, LLC, a Delaware limited liability company (“TPB”), whereby we leased approximately 68,718 square feet of space located at 3520 Dixie Highway, Palm Bay, Florida, that will house our new principal executive offices and our small format battery manufacturing facilities.  The Lease has a term of 15 years and four months, commencing on August 1, 2015; an annual “Base Rent” of approximately $549,744 during the first year (with no monthly payments being due during the second, fourth, sixth and eighth month), and increasing incrementally, year to year, to approximately $856,483.24 during the last year of the Lease term; a security deposit of $91,624; provisions regarding the use of “Adjacent Land” for testing of products and a right of first refusal to purchase, lease or option such Adjacent Land; a 10 year option renewal of the Lease at “fair market value”; additional rent for the proportionate share of the expense for the operation, maintenance and repair of the common areas, the “Building,” the Adjacent Land and the “Property” (as such terms are defined in the Lease), along with customary provisions that would be contained in similar leases.  The Lease is essentially a “Triple Net Lease,” meaning that the parties agree that this Lease is intended to be, and shall be construed as, an absolutely net lease, whereby under all circumstances and conditions (whether now or hereafter existing or within the contemplation of the parties), Base Rent shall be a complete net return to TRB the Lease term, and we shall pay, and shall indemnify, defend and hold harmless TRB from and against any and all claims, losses, damages, expenses, costs, liabilities, obligations and charges whatsoever.

(xiii)

On July 31, 2015, we filed an Application for listing of the Company’s common stock on the Nasdaq Capital Markets.  No assurance can be given that we will ultimately satisfy the conditions of Nasdaq Stock Market LLC for such listing.  We also adopted Audit, Compensation and Nominating and Corporate Governance Charters, subject to becoming listed on the Nasdaq Capital Markets.

(xiv)

This Quarterly Report is being filed without an audit review because we are in the process of appointing new auditors; as soon as the new auditors have been engaged, which is expected shortly, this Quarterly Report will be reviewed by them and an amendment to this Quarterly Report will be filed at that time to reflect the incorporation of the auditors’ review hereof.

Item 6 Exhibits.

Exhibit No.*                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen J. Barber, Executive Chairman, CEO and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Tami L. Tharp, CFO
32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by Stephen J. Barber, Executive Chairman, CEO and Director and Tami L. Tharp, CFO.

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*  Previously filed with the SEC:

Current Report on Form 8-K dated June 5, 2015, which was filed with the SEC on June 11, 2015, regarding the dismissal of Anderson Bradshaw as our independent registered public accounting firm.

Current Report on Form 8-K dated June 1, 2015, which was filed with the SEC on July 10, 2015, regarding the Employment Agreement of our CFO, Tami L. Tharp.

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	August 19, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	August 19, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Date:	August 19, 2015	By:	/s/Tami L. Tharp
Tami L. Tharp
CFO