Form 10-Q/A
period 2015-06-30
Oakridge Global Energy Solutions, Inc.
filed 2015-08-20
CIK 830483

UNITED STATES

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

EXPLANATORY NOTE

These unaudited financial statements that accompany this Quarterly Report have not been reviewed by an independent public accountant registered with the PCAOB.  See Part II, Item 5(xiv), below.  We are filing this amended Quarterly Report to include the XBRL files that were not finalized when our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, was filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2015.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statements that we file with the SEC, including all risk factors outlined therein (see Part I, Item 1A, of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015 (pages 12 through 16), and which is referenced in Part II, Items 1A and 6, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 13

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

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.

(formerly known as Oak Ridge Energy Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2015	2014
Cash flow from operating activities:
Net income/(loss)	$ (11,273,445)	$(2,220,263)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	187,919	159,806
Stock based compensation	1,086,750	-
Stock options issued for services	7,404,250	-
(Increase)/decrease in inventory	736	(3,166)
(Increase)/decrease in long-term contract	-	125,000
(Increase)/decrease in prepaid expenses	-	18,201
(Increase)/decrease in security deposit	(79,605)	-
(Increase)/decrease in other current assets	-	-
Increase/(decrease) in accounts payable and accruals	353,241	997,230
Net cash from operating activities	(2,320,154)	(947,771)

Cash Flow from investing activities:
Related party investment	100,942	-
Purchase of fixed assets	-	(33,231)
Purchase of investments	75	-
Net cash from investing activities	101,017	(33,231)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	2,013,175	-
Proceeds from private placement	-	405,307
Loan from related party	-	262,000
Net cash from financing activities	2,013,175	667,307
Effect of foreign exchange rate on cash	93,435	-
Net increase (decrease) in cash and cash equivalents	(112,527)	(313,695)
Cash and cash equivalents, beginning of period	19,092	404,927
Cash and cash equivalents, end of period	-	91,232

Cash paid for taxes	$ 0	$ 0
Cash paid for interest	0	0
Related party investment	40,262,935	3,355,000

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

 (5) Complete our manufacturing facility in Melbourne, Florida, that will have the ability to manufacture six megawatt hours of products annually, once the equipment purchased under the Bren-Tronics Agreement in fourth quarter 2014 is fully installed and commissioned during second quarter 2015 in the approximately 68,718 square feet of leased space; and

(6)  Arrange for the private sale of our Leclanché shares to monetize that purchase and to assist in the funding of our expansion plans for 2015 and beyond.

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

(iv)

On June 30, 2015, we announced that we formed Oakridge Global Energy Solutions Limited, Hong Kong, as a new wholly-owned subsidiary as part of our global growth strategy. This subsidiary will serve as the foundation for the Asia-Pacific sales, marketing and distribution for Oakridge’s products, and will also form an integral part of the Company’s developing global presence.

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	August 20, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	August 20, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Date:	August 20, 2015	By:	/s/Tami L. Tharp
Tami L. Tharp
CFO