Form 10-Q
period 2015-09-03
Oakridge Global Energy Solutions, Inc.
filed 2015-11-23
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to____________

Commission File No. 000-50032

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)
Colorado	94-3431032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
3520 Dixie Highway NE
Palm Bay, FL 32905
 (Address of Principal Executive Offices)

(321) 610-7959
(Registrant’s Telephone Number, including area code)

Former Address of Principle Executive Offices
751 North Drive
Melbourne, FL 32934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares outstanding of the issuer’s classes of common stock as of the close of business on September 30, 2015:

Title of Each Class	Number of Shares
Class A common stock	270,175,957

PART I –FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Oakridge Global Energy Solutions, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash	33,644	$19,092
Inventory	3,518,480	121,829
Investments	3,904	3,980
Prepaid expenses		-
Subscription receivable		200,000
Total current assets	3,556,028	344,901

Fixed assets – net	27,236,612	1,052,802
Deposits	219,035	17,242
Related party investment	45,315,435	5,052,500
Total assets	76,327,110	$6,467,445

Liabilities and Shareholders’ Deficit
Accounts payable and accruals	524,521	$343,536
Due to related parties	231,301	130,359
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,755,822	2,473,895

Shareholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common Stock - $0.001 par value, 500,000,000 shares
Authorized, 270,195,957 and 161,401,388 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	357,364	161,401
Additional paid-in capital	73,802,421	19,960,524
Accumulated deficit	(29,982,391)	(15,486,122)
Deferred stock-based compensation		(205,500)
Accumulated other comprehensive income (loss)	29,393,894	(436,753)
Total shareholders’ equity	73,571,288	3,993,550

Total liabilities and shareholders’ equity	76,327,110	$6,467,445

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
    Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30 2015	Sept. 30 2014	Sept. 30 2015	Sept. 30 2014
Revenues	0.00	$0.00	$1,110	$52,200
Cost of sales	0.00	0.00	(736)	-28,736
Gross profit	0.00	0.00	374	23,464

Operating expenses:
General and administrative	356,958	4,105,578	3,298,000	5,390,615
Research and development	3,277,105	0.00	11,550,375	899,184
Total operating expenses	3,634,063	4,105,578	14,848,375	6,289,799
Operating income/(loss)	(3,634,063)	(4,105,578)	(14,848,001)	(6,266,335)

Other income/(expenses):
Interest and other income	4,518	4	4,518	4
Interest expense	(30,247)	(20,740)	(89,754)	(80,247)
Total other income/(expenses)	(25,729)	(20,736)	(85,236)	(80,243)
Net income/(loss) before tax	(3,659,792)	(4,126,314)	(14,933,237)	(6,346.578)
Income tax benefit
Net loss	(3,659,792)	$(4,126,314)	$(14,933,237)	(6,346.578)
Other Comprehensive Income
Foreign currency translation adjustment			93,435	27,500
Total Comprehensive Income (Loss)	(3,659,792)	$(4,126,314)	$(14,839,802)	6,319,078
Basic loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.06)
Basic weighted shares outstanding, basic and diluted	162,012,499	128,409,269	125,218,089	114,644,413

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
  Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30	For the Nine Months Ended September 30
	2015	2014
Cash flow from operating activities:
Net income/(loss)	$(14,933,236)	(6,346,578)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	276,721	239,889
Stock based compensation	1,086,750
Stock options issued for services	7,404,250	1,000,000
(Increase)/decrease in inventory	(85,946)	(117,489)
(Increase)/decrease in long-term contract		188,331
(Increase)/decrease in prepaid expenses		(323,985)
(Increase)/decrease in security deposit	(201,793)
(Increase)/decrease in other current assets		1,521
Increase/(decrease) in accounts payable and accruals	492,994	1,054,080
Net cash from operating activities	(5,960,260)	(4,120,481)

Cash Flow from investing activities:
Related party investment	100,942
Purchase of fixed assets		(2,280,737)
Purchase of investments	75	5,000
Net cash from investing activities	101,017	(2,275,737)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	2,013,175
Proceeds from private placement		7,088,141
Loan from related party		68,642
Net cash from additional paid in capital	3,673,750
Net cash from financing activities	5,686,925	7,156,783
Effect of foreign exchange rate on cash	93,435
Net increase (decrease) in cash and cash equivalents	(78,883)	760,565
Cash and cash equivalents, beginning of period	19,902	404,927
Cash and cash equivalents, end of period	33,644	1,165,492

Cash paid for taxes	$0	$0

See Accompanying Notes to the Financial Statements

Oakridge Global Energy Solutions, Inc.
          Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

Oakridge Global Energy Solutions (“Oakridge,” which may also be referred to as the “Company,” “we,” “us,” “our” and words of similar import refer to Oakridge Global Energy Solutions, Inc.), is a provider of lithium ion batteries and energy storage related products.  The accompanying Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

In our opinion, these interim condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the financial position, results of operations and cash flows for all periods presented. We prepared these condensed consolidated financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, using management estimates where necessary. We derived the December 31, 2014 condensed consolidated balance sheet from our audited consolidated year-end financial statements. You should read this interim report in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Note 2 – Significant Accounting Policies

We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed at their fair values on the date of the acquisition.  While we use our best estimates and assumptions to value assets acquired and liabilities assumed, including contingent considerations, where applicable, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we may adjust the values of assets acquired and liabilities assumed with a corresponding offset to goodwill.  Upon the conclusion of the measurement period, or final determination of the values of the assets acquired and liabilities assumed, any subsequent adjustments to values of such assets and liabilities are recognized in our consolidated statements of operations.

Note 3 – Fair Value Measurements

We determine the fair value of our assets and liabilities utilizing three levels of inputs, focusing on the most observable level of inputs when available.  Level 1 inputs use quoted prices in active markets which are unadjusted and accessible as of the measurement date for identical, unrestricted assets or liabilities. Level 2 uses quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 3 uses prices or valuations that require inputs that are unobservable and significant to the overall fair value measurement.
We determine fair value on the following assets using these input levels (in thousands):

	Fair value as of September 30, 2015 using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets
Other non-current assets:
Capital Equipment obtained from purchase of Bren-Tronics Corporation	$26,554,325	$26,554,325	$0.00
Repair Parts and non-manufacturing equipment from purchase of Bren-Tronics Corporation	$1,454,745	$1,454,745	$0.00
Total assets measured at fair value	$28,009,070	$28,009,070	$0.00

Note 4 — Inventories

 Inventories are summarized below (in thousands):

	As of September 30, 2015	As of December 31, 2014
MRO	$1,454,745	$0.00
Production & Supplies Inventory	89,935	0.00
Raw materials	1,973,800	121,829
Total inventories	$3,518,480	$121,829

Note 5 — Business Acquisition

 There were no Business Acquisitions during this reporting period.

However, the acquisition of assets from Bren-Tronics has had a significant favorable financial impact on the company. Bren-Tronics assets were acquired in an Asset Purchase agreement on October 14, 2014 in the amount of $155,000 plus certain other expenses. The facility was shuttered and only a limited inventory was conducted.

It has since by determined by the company that the actual value of capital equipment and inventories acquired has a market value far in excess of its acquisition costs.

As such, in accordance with fair value accounting as detailed above, the company has an unrealized gain of $29,737,212     which is shown as an equity account in the company's consolidated balance sheet as of 9/30/2015

Note 6 – New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 7 – Going Concern

Oakridge Global Energy Solutions, Inc. continues to make progress on the business plan which results in increasing sales and profitable operations. During the process of implementing this plan Oakridge has incurred losses from operations. Oakridge has utilized operating capital raised through convertible debt from a shareholder and subscriptions from a related party to fund these operations and will continue to do so. If Oakridge were unable to generate profits from operations this would cause substantial doubt about the Company’s ability to continue as a going concern. However, management has confidence in and continues to operate under the business plan which will result in profitable operations that ultimately eliminate these going concern issues.

Note 7.a - Accounting Income vs Income Tax Income with regards to Research and Development (R&D) Expenses

The company incurred $3,277,105 in Research and Development expenses in the quarter ended 9/30/2015, and reports that it has incurred over $11,000,000 for the nine month ended 9/30/2015. Pursuant to Generally Accepted Accounting Principles (GAAP), the company is required to expenses these expenses in the period incurred. This has been a major contributor to the total net loss for the period of $3,659,792, and $14,933,237 for the nine months ended 9/30/2015.

By comparison, the US Internal Revenue Service (IRS) allows a choice in the treatment of Research and Development costs. Under IRS regulations, R&D expenses may either be deducted as current business expenses, amortized in equal amounts over 60 months or more, or written off in an optional 10 year period. Under the amortization approach, the amortization period begins the month that the taxpayer first receives an economic benefit from the research.

Pursuant to GAAP, the company expenses R&D costs as incurred. However, for comparison purposes only, a Condensed Consolidated Statement of Operations for the quarter ended 9/30/2015, and a Condensed Consolidated Balance Sheet as of 9/30/2015 is attached.

 A summary of Accounting Income vs Income Tax Income is as follows:

Quarter Ended 9/30/15	Accounting Income	Income Tax (IRS) Income

1.
Net Income	$ (3,659,792)	$ (382,687)

2.
Total Equity (Balance Sheet)	73,571,288	87,558,203

The company feels that the significant difference contributes to its ability to continue to operate as a going concern, and improves its overall financial position.

This review examined R&D expenses but did not determine if certain R&D could in fact be reclassified as work in progress or finished goods inventory which could help to reduce period costs. A further examination of specific costs included in R&D to make such a determination may be warranted.

Note 8 – Income Taxes

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

Note 9 – Long-Term Debt

The only Oakridge debt is a $2,000,000 USD loan assigned to Expedia Holdings Limited, a Hong Kong organized company (“Expedia”).  This loan was last extended on 11 November 2015.

Note 10 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three and nine month periods ended September 30, 2015, and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 11 – Lease Commitment

The Company entered into a Lease Agreement on July 23, 2015, with Tower Palm Bay, LLC, a Delaware limited liability company (“Tower Palm Bay”), whereby it leased certain land and a building comprising approximately 68,718 square feet situated on such land. The leased premises will become the corporate offices and small and large format cell manufacturing   facility, producing battery products for electric vehicles, golf carts and electric task oriented vehicles.  This lease commenced August 1, 2015, for a period of 184 months.  The future minimum rental commitment under this lease is as follows:

Year	Amount

2015	137,436
2016	464,992
2017	573,314
2018	590,514
2019	608,229
Total	2,374,485

Note 12 – Subsequent Events

October 8, 2015 upon the resignation of Tami Tharp, Karen Jackson has been promoted to Chief Financial Officer.  This internal promotion ensures continuity of all financial operations.

On November 9, 2015 the Registrant terminated the relationship with BDO USA, LLP (“BDO”) of Orlando, Florida. On November 13, 2015 Registrant engaged the firm of Scrudato and Co., PA, Certified Public Accounting Firm,      7 Valley View Drive, Califon, New Jersey 07830.

Note 13 – Legal Matters and Indemnifications

None.

--- End of Unaudited Condensed Consolidated Financial Statements ---

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited consolidated financial statements, including the notes thereto.  Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those discussed below.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends of Oakridge Global Energy Solutions (“Oakridge” which may also be referred to as “we,” “us” or “our”) that are based upon our current estimates, expectations, assumptions and projections about our industry, as well as upon certain views and beliefs held by management, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These factors include, but are not limited to:

•	industry and global economic and market conditions, such as the cyclical nature of the energy storage industry and the markets addressed by our products and our customers’ products;
•	global economic weakness, including insufficient credit available for our customers to purchase our products;
•	successful development of new products;
•	the timing of new product introductions and new product performance and quality;
•	manufacturing difficulties, such as the availability, cost and extent of utilization of manufacturing capacity and raw materials;
•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;
•	pricing pressures and other competitive factors, such as competitors’ new products;
•	changes in product mix;
•	product obsolescence;
•	legal challenges to our products and technology, such as intellectual property infringement and misappropriation claims;
•	customer service;
•	the need for additional capital;
•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;
•	the ability to develop and implement new technologies and to obtain protection of the related intellectual property;
•	demand for, and market acceptance of, new and existing products;
•	the extent and timing that customers order and use our products and services in their production or business;
•	competitors with significantly greater financial, technical, manufacturing and marketing resources;
•	fluctuations in manufacturing yields;
•	procurement shortage;
•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as natural disasters, wars, and terrorist activities;
•	changes in import or export regulations; and exchange rate fluctuations.

These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview
We design and develop innovative energy storage solutions and related products.  We are a supplier of cells, batteries, battery systems, and storage technology for many commercial, industrial, and government applications world-wide.

Plan of Operation

Our Plan of Operation for 2015 and moving forward consists of the following objectives:

1.Continue our sales and marketing of our commercial golf car batteries by establishing a distribution network;

2.Continue our sales and marketing of our commercial Radio Controlled Unmanned Vehicle batteries by establishing a distribution network;

3.Continue the business development and sales and marketing efforts to secure battery system supply arrangements in the product areas of electric fleet vehicles, back-up power opportunities and military, marine and industrial applications;

4.Deploy both technical and business resources to support Precept for and on behalf of Prescient SP in planned merger and acquisition activities in all the various sectors relevant to our business strategy;

5.Complete our manufacturing facility in Palm Bay, Florida, that will have the ability to manufacture six megawatt hours of products annually, once the equipment purchased under the Bren-Tronics Agreement in fourth quarter 2014 is fully installed and commissioned during second quarter 2015 in the approximately 68,718 square feet of leased space; and

6.Arrange for the private sale of our Leclanché shares to monetize that purchase and to assist in the funding of our expansion plans for 2015 and beyond.

Management believes we now have a range of commercially saleable products (large format golf car batteries and small format remote control (“R/C”) market batteries), which we can now produce in commercially viable quantities from our Palm Bay facility.  Due to our focus on developing and marketing these commercial products for which there is a substantial market, coupled with our direct marketing success in the golf and R/C industries (including the PGA show we attended in January, 2015, where we successfully launched our new range of golf car batteries), we now have a growing order book, which we are gearing up production to fill, and as a result, we expect to be producing our first significant revenues during the first quarter of 2016, and expect to be cash flow positive by the end of the first quarter of 2016.  We are also presently building working samples for a wide range of energy storage products that are expected to results in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver commercial orders received.

Results of Operations

For the three month period ended September 30, 2015, compared to the three month period ended September 30, 2014

During the three months ended September 30, 2015, we had $0.00 in revenue, with $0.00 in cost of sales, for $0.00 in gross profit.  We had general and administrative expenses of $356,958 and $3,277,105 in research and development.  These charges consisted of rent, utilities, moving expense, building repairs & maintenance, taxes & licenses, legal and professional charges and other miscellaneous charges related to general business operations.  Our total operating expenses were $3,634,063.  We had interest expense of $30,247 for the three months ended September 30, 2015, for a net loss of $3,659,792, and a total comprehensive loss of $3,659,792. The increase in research and development costs in 2015 as compared to 2014 was a reclassification of expense accounts and how the amounts relate to research & development opposed to just being general and administrative. The result and the fact that we had completed the major portion of the research and development on our current products. Our current employee’s duties are presently divided approximately 50% to production personnel and 50% to research and development and overhead personnel.

During the three months ended September 30, 2014, we had $0.0 in revenues, with $0.00 in cost of sales, for $0.00 in gross profit.  We had $4,105,578 attributable to general and administrative expenses, $0.00 in research and development costs and $20,740 in interest expense, for a net loss of $4,126,314 with $0.00 in foreign currency translation for a total comprehensive loss of $4,126,314.

The decrease in general and administrative expenses costs during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was the result of the completion of the company restructuring and appropriate re-focus of the company on the business technology.

For the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014

During the nine months ended September 30, 2015, we had $1,110 in revenue, with $736 in cost of sales, for $374 in gross profit.  We had general and administrative expenses of $3,298,000 and $11,550,375 in research and development.  These charges consisted of rent, utilities, moving expense, building repairs & maintenance, taxes & licenses, legal and professional charges and other miscellaneous charges related to general business operations.  Our total operating expenses were $14,848,375.  We had interest expense of $89,754 for the nine months ended September 30, 2015, for a net loss of $14,933,237, with $93,435 in foreign currency translation for a total comprehensive loss of $14,839,802. The increase in research and development costs in 2015 as compared to 2014 was a reclassification of expense accounts and how the amounts relate to research & development opposed to just being general & administrative.  Our current employee’s duties are presently divided approximately 50% to production personnel and 50% to research and development and overhead personnel.

During the nine months ended September 30, 2014, we had $52,200 in revenues, with $28,736 in cost of sales, for $23,464 in gross profit. We had $5,390,615 attributable to general and administrative expenses, $899,184 in research and development costs and $80,247 in interest expense, for a net loss of $6,346,578, with $27,500 in foreign currency translation for a total comprehensive loss of $6,319,078.

The increase in general and administrative expenses costs during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was the result of the completion of the company restructuring as well as the classification in Q1 and Q2 of research and development expenses as general and administrative expense.

Liquidity and Capital Resources

The Directors believe that, given that the assets of the company are $76,327,110, and the liabilities of the company are $2,755,822, coupled with the facts that the Company appreciates the continued support of its major shareholder Precept Fund Management SPC, and the Company owns 11,000,000 shares of Leclanché SA which is publicly listed on the Swiss Stock Exchange, the Company has sufficient liquidity and capital resources to meet all its requirements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the quarter ended September 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to the uncertainty around tighter credit and negative financial news. These conditions could reduce product demand and affect other related matters. Demand could be different from our expectations due to many factors including changes in business and economic conditions, conditions in the credit market that could affect consumer confidence, customer acceptance of our products, changes in customer order patterns including order cancellations and changes in the level of inventory held by vendors.

Moreover, in the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments, entered into for purposes other than trading purposes, to manage our exposure to these risks.

Our cash and cash equivalents and investments are subject to three market risks: interest rate risk, credit risk and liquidity risk.

For further discussion of the risk related to foreign currency exchange rates and market risk, see our 2014 Annual Report on Form 10-K filed with the SEC on May 8, 2015.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 3, 2015. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our officers concluded that, as of September 30, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective to ensure that all material information required to be disclosed by Oakridge in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that all such material information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please see Note 13 to our unaudited consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

Item 1A.  Risk Factors.

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, filed with the SEC on May 8, 2015, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

Date	Subscribers	Shares	Consideration

7/2/2015	One private investor (5)	100,000	Services
7/6/2015	One private investor (4)	91,844	$22,961
7/10/2015	One private non-U.S. investor (1)	8,000,000	$2,000,000
7/19/2015	One private non-U.S. investor (1)	100,000	$25,000
7/21/2015	CFO (Tharp) (6)	50,000	Services
7/25/2015	Four private investor (7)	1,525,000	Services
7/25/2015	One private investor (8)	100,000	Consulting Services
7/25/2015	CEO (2)	1,500,000	Consulting Services
7/25/2015	Vice President and Secretary (3)	1,000,000	Consulting Services
7/29/2015	CFO (Tharp) (6)	100,000	Performance Bonus
9/30/2015	One private investor (10)	100,000	Services
9/30/2015	One private investor (9)	75,000	Services

 (1)  These shares were subscribed by Precept Fund Management SPC (“Precept”) OBO Prescient Fund Segregated Portfolio at $0.25 per share and Precept, through its segregated portfolios, is a beneficial holder of approximately 82.1% of our outstanding common stock.
(2)  Stephen J. Barber is our Executive Chairman and CEO and owns 7,250,000 shares of our common stock directly and 228,967,613 shares of our common stock indirectly, as the 100% beneficial owner and a director of Precept Asset Management Limited (“PAML”), which is the investment manager of Precept. While PAML, as investment manager of Precept, plays an important role as advisor of Precept, the corporate governance mechanism put in place in the investment management agreement does not allow the investment manager to exercise control over Precept and the Oakridge shares held by Precept for or on behalf of Precept Fund and Prescient SP. The reason being that Prince Michael Foundation (“PMF”), through its indirect holding of all the management shares (voting, non-participating shares) of Precept, is, at any time, ultimately in control over Precept and the Oakridge shares held by Precept for and on behalf of Precept Fund and Prescient SP. The 5,000,000 were issued for consulting services and the 1,500,000 were issued in consideration of services rendered to the Company in respect to assisting the Company in relation to its NASDAQ listing.

(3)  Mark L. Meriwether was serving as our Vice President and Secretary.  The 2,500,000 shares were issued for consulting services and the 1,000,000 were issued for consideration of services rendered to the Company in relation to its NASDAQ listing.
(4)  Savoy Enterprises exercised an option to purchase common stock at $0.25 per share for $50,000 and exercised an option to purchase an additional 91,844 shares at $0.25 per share (see the heading “Options Granted on Unregistered Securities,” below.
(5)  Al Petschow received these shares for services as our Director of Operations.
(6)  Tami L. Tharp is our CFO.  The 50,000 shares were issued under her Employment Agreement referenced in Part II, Item 5(vii), below, and the 100,000 shares were issued as a performance bonus.
(7)  Issued 250,000 common shares each, to one firm and one person, for their services in assisting the Company’s CEO in successfully procuring introductions to $2,000,000 in funding; issued 25,000 shares to one person for services rendered in
(8)  These shares were issued as part of the compensation due pursuant to a Consulting Agreement with one firm.
(9) Issued of 75,000 shares of our common stock, of $0.001 par value common stock of the Company, for services rendered, to J. Gerard Donovan, one of our employees.
(10) Issued of 104,000 shares of our common stock, of $0.001 par value common stock of the Company to FMW Media Works, Inc. as a stock share incentive, for media consulting services rendered.

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, Rule 506(b) of SEC Regulation D or under SEC Regulation S, as applicable

Options Granted on Unregistered Securities

Date	Option Grantees	Shares	Consideration
7/8/2015	Private investor (1)	2,500,000	Services

(1)	Stock Option Agreement granted to Peter Ogrisek to purchase “restricted securities” at $0.25 per share, expiring June 30, 2018.

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, Rule 506(b) of SEC Regulation D or under SEC Regulation S, as applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6 Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

*   Previously filed with the SEC:

Attached as Exhibit 101 to this report are the following, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	November 20, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Date:	November 20, 2015	By:	/s/Karen R. Jackson
Karen R. Jackson
Chief Financial Officer Treasurer