Form 10-K/A
period 2014-12-31
Oakridge Global Energy Solutions, Inc.
filed 2015-12-03
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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
Yes [  ] No [X]

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on May 8, 2015 (the “Form 10-K”) is to disclose that Management concluded that the internal control over financial reporting, notwithstanding the noted “material weakness”, was effective.  The Annual Report and this Amendment No. 1 do not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in the Annual Report. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Items Amended in this Form 10-K/A1

This Form 10-K/A1 sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the addition of language disclosing that Management concluded that the internal control over financial reporting, notwithstanding the noted “material weakness”, was effective.

Part 1. ITEM 9A: CONTROLS AND PROCEDURES
Management’s Annual Report on Internal Control over Financial Reporting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	November 30, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Novvember
Date:	November 30, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Date:	November 30, 2015	By:	/s/Karen Jackson
Karen Jackson
CFO