Form 10-Q/A
period 2015-03-31
Oakridge Global Energy Solutions, Inc.
filed 2015-12-03
CIK 830483

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
Yes [  ] No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 20, 2015 (the "Form 10-Q"), is to remove the previously disclosed language under Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures, as the Company did not perform an assessment of internal control over financial reporting for the quarterly period ending June 30, 2015.  This language is replaced with the following:

“The Company, through its principal executive and principal financial officers, or persons performing similar functions, reports that the Company’s disclosure controls and procedures as of March 31, 2015 were determined to be effective as of March 31, 2015.”

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Items Amended in this Form 10-Q/A2

This Form 10-Q/A1 sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the removal of language disclosing an assessment of internal control over financial reporting. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

PART II - OTHER INFORMATION Item 4. Controls and Procedures. .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	November 30, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Amended Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Novvember
Date:	November 30, 2015	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Date:	November 30, 2015	By:	/s/Karen Jackson
Karen Jackson
CFO