Form 10-K/A
period 2014-12-31
Oakridge Global Energy Solutions, Inc.
filed 2016-03-09
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

[ ITRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Commission File Number: 000-50032

OAKRIDGE  GLOBAL  ENERGY SOLUTIONS, INC.
(Exact Name of Registrant as specified in its Charter)

Colorado	94-3431032
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
Incorporation)

3520 Dixie Highway NE
Palm Bay, FL  32905
(Address of Principal Executive Offices)

(321) 610-7959
(Registrant's Telephone Number, including area code)

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
(l ) Yes [X] No [ ]    (2) Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part illof this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company's Quarterly Report on Form 10-K for the year ended December 31, 2014, filed with tbe Securities and Exchange Commission on May 8, 2015 (the "Form l 0-K") and previously amended by Form 10-K/A-1filed with the Securities and Exchange Commission on December 3, 2015 is to eliminate Item 9A: CONROLS AND PROCEDURES from the original filing and replace that language with the following:

ITEM 9A: CONTROLS ANO PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-1S(e) and Rule Sd-lS(e) of the Securities Exchange Act of 1934), as of December 31,2014. Based on such review and evaluation,our chief executive officer and chief financial officer have concluded that, as of December 31, 2014, our disclosure  controls and  procedures  were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act,including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls also is based in part on certain assumptions  regarding the likelihood of future events,  and there  can  be no assurance that   any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Changesin Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reportingthat occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Management's Annual  Report on Internal  Control Over  Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("US GAAP"), including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail,accurately and fairly reflect the transactions and dispositions of the assets of the company,

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the 1992 criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31,2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or  interim  financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of December 31,2014:

-Lack of segregation of duties in financial reporting,and additionally some of our staff does not possess accounting expertise needed for publicly reporting companies.

-Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

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

Management has developed a detailed plan and timetable for the implementation of the remediation efforts and will monitor the implementation. In addition, management will continue to review and make necessary changes to the overall design of the Company's internal control environment. Management believes these efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve our internal control, management may take additional measures to address deficiencies.

No other changes have been made to the Form I 0-K. This Amendment No. l to the Forrn 10-K continues to speak as of the original filing date of the Form  I0-K, does not reflect events that may have occurred subsequent to the  original filing date, and does not modify or update in any way disclosures made in the original Form 10-K..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	March 8, 2016	By:	/s/ Stephen J. Barber
Executive Chairman, CEO and a Director

Date:	March 8, 2016	By:	/s/ Karen Jackson
CFO