Form 10-Q/A
period 2015-03-31
Oakridge Global Energy Solutions, Inc.
filed 2016-04-07
CIK 830483

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
Yes [X]  No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on May 20, 2015 (the "Form 10-Q"), and previously amended on December 5, 2015 is to remove the previously disclosed language under Item 4. Controls and Procedures Evaluation of Disclosure Controls and Procedures, as the Company did not perform an assessment of internal control over financial reporting for the quarterly period ending March 31, 2015. The language in the original filing is replaced with the following language:

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of March 31, 2015. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10 -Q.

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

Date:  April 4 , 2016 By:
/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Amended Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date: April 4 , 2016 By:
/s/Stephen J. Barber
Executive Chairman, CEO and a Director

Date: April 4 , 2016 By:
/s/Karen Jackson
Karen Jackson, CFO