Form 10-K
period 2015-12-31
Oakridge Global Energy Solutions, Inc.
filed 2016-04-14
CIK 830483

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 000-50032

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.
(Exact Name of Registrant as specified in its Charter)

Colorado	94-3431032
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Dixie Hwy.  NE
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
Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

The aggregate market value of voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $10,715,625 based on 23,812,500 shares being held by non-affiliates and the closing price for the Registrant's common stock on the OTCBB as of June 30, 2015, the end of the Registrant's second fiscal quarter, being $0.45 per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [  ] No [  ]

Not Applicable.

Outstanding Shares

As of 04/14/2016, the Registrant had 272,451,382 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

REFERENCES

In this Annual Report, references to "Oakridge Global Energy Solutions, Inc.," "Oakridge," the "Company," "we," "our," "us" and words of similar import refer to Oakridge Global Energy Solutions, Inc., the Registrant, a Colorado corporation and its subsidiaries, Oakridge Global Energy Solutions (Hong Kong) Limited and Oak Ridge Micro-Energy, Inc., a Nevada corporation, which holds all of our patents, patents pending and proprietary and other rights to our thin film battery technology, is referred to herein as "Oak Ridge Nevada," and is also included in such references when discussing our business and intended business below.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, among others, but are not limited to:

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

We believe that it is important to communicate our future expectations to investors and our shareholders. However, there may be events in the future that we are not able to accurately predict or control, including uncertainties and events that may cause our actual results to differ materially from the expectations we have described in our forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All forward-looking statements should be considered in light of the disclosures made in our reports, registration statements and other filings with the United States Securities and Exchange Commission (the "SEC").

ITEM 1.  BUSINESS

INTRODUCTION

Oakridge Global Energy Solutions produces battery systems comprised of large and small format prismatic lithium cells, manufactured using its proprietary formulas and expertly engineered battery management systems. The prismatic shape of Oakridge's lithium-ion cells makes them easily stackable, which translates to 25 percent to 30 percent more energy density than cylinder-shaped batteries. This strategic engineering allows for low-cost production and high-margin profits.

Oakridge is targeting key niche market segments for its lithium-ion battery products. Out of the Company's initial market research, during its two year restructure, came the first two primary battery lines: the Pro Series for Golf Cars and the Patriot Series for the high-end hobby and drone markets, which have now been followed by the Freedom Series for living space power storage applications, and the Liberty Series of lightweight, highly powerful starter motor batteries for motorcycles, jet skis, snowmobiles, boats, cars and trucks.

The Company was first incorporated on August 15, 1986, under the laws of the State of Colorado.  In 2002, the Company acquired Oak Ridge Nevada to further the development and commercialization of rechargeable thin film lithium battery technology that was based upon the thin film lithium ion technology developed by Dr. John B. Bates, Ph.D., while he was employed at the United States Department of Energy's Oak Ridge National Laboratory ("ORNL") under license from ORNL.

While initially based upon the invention of thin film solid state lithium ion technology, the Company's current strategy includes multiple lithium ion technologies and form factors, which are optimized to address three target markets: stationary and grid storage; motive applications, including fleet vehicles, electric vehicles and hybrid electric vehicles; and specialty applications, including military, aerospace, marine, industrial and telecom backup. Oakridge batteries are based primarily on prismatic cell form factors, with proprietary battery management systems, and materials that prevent thermal runaway.

The Company's technology team has diverse experience, with core capabilities in materials, product design and process control, manufacturing technology, quality and safety.  The executive management team includes individuals with long-term experience in both innovative start-up companies and large industrial entities with worldwide operations in chemical and energy related sectors, as well as corporate and business restructures.

The Company maintains its headquarters in the United States, where it also has established product development and manufacturing facilities.  The Company plans in the future to expand in the United States, Europe, South America, Australia and Asia, through a combination of merger, acquisition and joint strategic alliances with others, as well as through organic growth.

BUSINESS

The Company is an energy storage solution provider with a strategy to deliver an innovative package of energy storage solutions based around a variety of complementary technologies and to build an industrial scale platform in the energy storage industry with a global reach through a combination of merger and acquisition transactions and strategic agreements with others, as well as organic growth.

Our laboratory facilities and headquarters were established in Melbourne, Florida, in Q3 of 2012, and achieved full ISO 9001 certification for the facilities in Melbourne, Florida.  ISO 9001 certification demonstrates compliance to the ISO 9001:2008, a set of guidelines developed by the International Organization for Standardization. These standards outline a philosophy of quality management. When applied well, the practices yield error-free products or services and result in high levels of customer satisfaction.  ISO 9001:2008 has been deployed in more than 160 countries.

The Company has a team of industry experts that are driving the next generation of high performance lithium ion cells and smart battery systems, offering best in class cells and modules that delivers higher capacity per unit of volume and weight than similar products, enhanced cycle life and most critically, intrinsic engineered safety parameters with the highest quality standards.

The current 69,000 square foot facility in Palm Bay (into which the Company moved in October 2015) is used by the Company as its corporate headquarters and to support manufacturing of advanced lithium ion cells and battery systems, and the establishment of manufacturing lines for small form factor prismatic flat pack up to 10Ah, large form factor flat pack up to 200Ah, and battery systems for many applications including but not limited to starter batteries for small engine devices, unmanned radio controlled vehicle batteries, golf cart batteries, and various custom batteries.

The Company has an active business development and strategic marketing team with an active and increasing customer base.  Business development activities are underway for Unmanned Autonomous Systems ("UAS"), which include UUV, UAV, land based, aerial based, and marine based robotic systems. The Company has branded this battery series the "Patriot Series." Utilizing the large format prismatic designs have also successfully developed a new range of batteries for the worldwide golf car and local area electric vehicle market, which were successfully launched in January 2015, at the annual PGA golf show at Orlando, Florida, believed to be the largest golf show in the world.  Further products developed using the large format platform include numerous contacts with electric fleet vehicles manufacturers, back-up power opportunities, military, marine and industrial applications are interested in these technologies.

Principal Products Services and their Markets

The Company's principal products include lithium ion large format prismatic cells (from 20Ah to 200Ah), small format prismatic cells (from 0.25Ah to 10Ah) and battery modules made from these cells.  These batteries include a high technology battery management system "BMS" to optimize their performance and control their re-charging functionality

The Company has also developed a prismatic cell that can survive pressures up to 10,000 psi.  Batteries built with these cells were designed for powering UUVs for specialized military and commercial applications.

Distribution Methods of the Products or Services

We have established a business development and strategic marketing team, with our business development and sales activities for Golf Car Products, Radio Controlled Unmanned Vehicles, which include UUV, UAV, land based and surface water based robotic systems, having commenced. We have participated as an exhibitor at the PGA Golf Merchandise Show in Orlando, Florida, in January 2015 and January 2016 where our products were well received by the market.  In the Radio Controlled Unmanned Vehicle markets, we have established market presence through various social media and similar trade shows, which have also reflected positive interest in these products.

These activities are driven by developing our "Made in the USA" branding, as we are committed to "on-shoring" of manufacturing after years of the United States outsourcing its manufacturing capability to China, Mexico and elsewhere. We have consciously taken this approach as we believe that the timing is right for the return to "Made in The USA" and that this issue is becoming increasingly important to customers.  During 2015, we targeted several trade shows and symposia for our attendance, while press releases about product developments and product offerings are also placed in the trade magazines and online sites that cater to these target markets.  Also during 2015, we began to establish the basis of a future worldwide distribution network in both the Golf Car Products and the Radio Controlled Unmanned Vehicles markets. We continue these initiatives, and are focused on the establishment of contractual arrangements with distributors with an interest in distributing these products.

Competitive Business Conditions,
Competitive Position in the Industry and Methods of Competition

Principal competitors in energy storage industry are major companies such as Panasonic, Samsung, and LG. The resources and capabilities of these companies are far beyond our resources and capabilities, and our competitive position in respect of these companies is limited, but management believes that the Company's "Made in USA" strategy does give it a significant competitive advantage over these foreign competitors.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Raw materials and manufacturing equipment for our lithium ion prismatic batteries are readily available from a range of suppliers in the United States and elsewhere; we are also exploring the potential for a strategic partnership with a single high quality lithium supplier to support our requirements as we grow.  Suppliers include BASF Corporation North America (Corporate headquarters Germany); Litarion GmbH, Germany; Targray Technology International, Inc., Quebec, Canada;  Enertech International Co. Ltd.; and Entek Membranes, LLC. Oregon, USA.

Intellectual Property

As part of our business, we seek to protect our intellectual property rights in various ways, including through trademarks, copyrights, trade secrets, including know-how, patents, patent applications, employee and third party nondisclosure agreements, intellectual property licenses and other contractual rights. A summary of our thin film battery patents, issued and pending, excluding proprietary information related to our thin film battery technologies and our other products, is as follows:

 "Thin Film Battery and Electrolyte Therefor" U.S. Patent No. 6,818,356 (Nov. 16, 2004)
-	Expands our choice for the critical layer of the battery;
-	Changes the composition of the TFB; and
-	Improves Lipon, the core of the original ORNL technology.

 "Long Life Thin Film Battery and Method Therefor" U.S. Patent No. 6,994,933 B1 (Feb. 7, 2006)
-	Creates a thin film protective coating that makes the Oakridge TFB more durable through resistance to oxygen and moisture.

 "Long Life Thin Film Battery and Method Therefor" U.S. Patent No. 7,524,577 B2 (Apr 28, 2009)
-	Protects the battery from air exposure;
-	Allows the battery to survive solder reflow conditions; and
-	Allows a high-temperature thin film battery to operate at temperatures up to 170ºC.

 "Getters for Thin Film Battery Hermetic Package" U.S. Patent No. 7,553,582 B2 (Jun 30, 2009)
-	Further improves TFB packaging and the ability to withstand environmental pressures. In particular, improved long-life TFB packages including getters and methods for making improved long-life TFB packages.

 "Thin Film Battery and Electrolyte Therefor" U.S. Patent No. 7,410,730 B2 (Aug. 12, 2008)
-	New composition for a Lipon-based electrolyte;
-	Improves the mechanical properties of a thin film electrolyte; and
-	Notice of allowance of all twenty-four claims received from USPTO on 24 March, 2008.

 "Thin Film Batteries for Low-Voltage Applications" U.S. Patent No. 8,815,450 B1 (Aug. 26, 2014)
-	Develops a TFB that operates between 2 V and 1 V.

We are currently involved in further development of these patents for utilization and marketing our thin film battery technology, with anticipation of production release by mid-2017.  We have numerous other intellectual property patents pending or in process of obtaining provisional patent.

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

Research and Development Costs during the Last Two Fiscal Years

We incurred $11,601,291 and $1,049,635 during our respective fiscal years ended December 31, 2015, and 2014, on research and development expenses related to our prismatic, cylindrical and thin film batteries and technologies.

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

For example, the United States Department of Transportation ("DOT") and the International Air Transport Association ("IATA") regulate the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium-ion polymer batteries. We will materially comply with applicable safety-packaging requirements worldwide, as required by the DOT, IATA and other organizations with jurisdiction over our operations, and these regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval regulations or requirements could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

The Occupational Safety and Health Administration, DEP and other regulatory agencies have jurisdiction over the operations of our Melbourne, Florida, facilities. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations.

Audits or examinations by these or other regulatory agencies with jurisdiction over our operations may cause unforeseen delays and require significant time and resources from our technical staff.  We expended $2,000 and $10,000 in our fiscal years ended December 31, 2015, and 2014, on environmental compliance related to safety equipment, like hazmat gear and related items.

Number of Full-Time Employees

As of 12-31-2015 our total combined employees consist of 53 full-time employees. Our employees are concentrated on these functions: marketing, sales and related business development; technology; systems and process engineering; product development; finance and administration; manufacturing operations; quality assurance; and facility management.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of our reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

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

Risk Factors Relating to Our Business

We are a development stage company that has had small revenues and has incurred substantial losses during our prior fiscal years, reflecting the fact that funds have been expended on developing the business in the pre-revenue phase.  We are entering a production build-up phase and anticipate increasing production and sales as we incorporate the now installed and functioning production equipment and realize the results of our business development efforts made in FY2015, during DY2016.

We had revenues of $1,630 during the 12 months ended December 31, 2015; and we incurred an operating gain of $12,313,666 during this period.

We previously had limited liquid assets and our business was dependent upon raising capital from outside sources to fund our business and to continue our operations, while we began our ramp up of production and sales. We received a significant infusion of capital upon the sale and monetization of our interest in Leclanche in December of 2015. That infusion of capital will provide the needed resources to fund the transition from development to production and sales.

We closed FY 2015 with $13.2 million in cash at bank, and now have sufficient cash to enable the business to generate cash flows from operations and to fund our production and sales expansion.  As sales reach break-even levels, which we anticipate to occur in the last half of 2016, we now have sufficient capital on hand to continue our business operations as we expand production and sales. Though we have previously been funded since July 2013,  by our major shareholder, Precept Fund Management SPC, for and on behalf of Prescient Fund SP and Precept Fund SP (together, "Precept"), which, together, comprise our principal shareholders there is no assurance that such funding will continue (notwithstanding that Precept has undertaken to continue to financially support us.)  Further, the substantial holdings of common stock in the company by Prescient Fund SP and Precept Fund SP, amount to approximately 84.3% of our outstanding voting securities, and this may deter others from funding our business.  These computations include 7,600,000 shares individually owned by Mr. Barber, who is our Executive Chairman and CEO, and who is also the Chairman and Chief Investment Officer for Precept.

Our customer base is currently in the early stage but there is no guarantee that we will be successful in meeting our sales projections.

We currently have a small but growing number of customers and are now ramping up our sales and distribution network.  We develop products for commercial customers and sell our products through distribution arrangements with distributors. We have current manufacturing capacity to build both small and large format cells and batteries to meet the needs of our customers in the short term.  Our business model depends upon us analyzing the markets and providing a suitable product for this market.  We are competing directly with battery companies in the consumer market that are substantially larger and with greater financial resources and facilities than us.

We compete with large international companies who have substantially greater resources than us.

Our competitors are mostly comprised of large multinational companies with substantially greater resources in every potential category that is used to measure competition or competitors, with our competitive position in the energy storage industry currently being small.  Accordingly, it is possible that we may not be able to successfully compete in this industry, despite strategic relationships or additional funding.

ITEM 2:  PROPERTIES

Our principal executive offices and our current principal place of business is located at 3520 Dixie Hwy, NE, Palm Bay, FL 32905.

We entered into a 15 year and 4 months Lease Agreement with Tower Palm Bay, LLC on September 1, 2015 whereby we leased certain land and a building comprising approximately 68,718 square feet situated on such land.

On March 26, 2015, we entered into a Lease Agreement with Henderson Sarno whereby we leased certain land to the Lease Agreement and a building comprising approximately 50,492 square feet situated on such land.  This lease was terminated on 12/01/2015 as the company quickly out grew the Sarno location and relocated into the Dixie Highway facility and no longer needed the Sarno Road facility.

The lease on the North Drive facility also expired on 12/01/2015 and was not renewed because of our decision to consolidate all our operations into one single, larger facility, at Dixie Highway.

ITEM 3:  LEGAL PROCEEDINGS

We are not the subject of any pending material legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any person, entity, federal, state or local governmental agency.  To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTCQB of the OTC Markets, Inc. under the trading symbol "OGES" as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the SEC by members of management, our principal shareholders, Precept Fund and Prescient SP, and others, may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2015, and 2014 (in that order), is shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, markdowns or commissions.

	2015		2014

	High	Low	High	Low

First Quarter	$.47	$.15	$1.10	$0.32

Second Quarter	.45	.25	1.20	0.50

Third Quarter	1.35	.30	0.75	0.15

Fourth Quarter	2.40	.38	0.85	0.15

Holders

We currently have approximately 587 shareholders of record, not including an indeterminate number who may hold shares in "street name."  We estimate, based upon information provided to us by Broadridge, that we have in excess of 1,497 shareholders.

Dividends

We have never declared or paid cash dividends on our common stock. However, we currently do anticipate paying any cash dividends in the future once the company becomes profitable from the generation of sales revenues.  Any future determination to declare case dividends will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements; general business conditions the board of director's finds relevant and will be announced with an 8K announcement as per SEC rules. There are no present material restrictions that limit our ability to pay dividends on our common stock or that are likely to do so in the future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,500,000	2,186	7,062,500
Equity compensation plans not approved by security holders	None	None	None
Total	10,500,000	2,186	7,062.500

Recent Sales of Unregistered Securities

Date*	Subscriber*	Shares*	Consideration*
3/11/5	Three private investors	800,000	$200,000
3/12/2015	Seventh Prescient SP Subscription Agreement (540,000 shares) and two private investors	940,000	$235,000
3/13/2015	One private investor	800,000	$200,000
4/02/2015	One private investor	400,000	$100,000
4/22/2015	One private non-U.S. investor	400,000	$100,000
4/27/2015	One private non-U.S. investor	200,000	$50,000
5/07/2015	One private non-U.S. investor	300,000	$75,000
5/26/2015	Three private non-U.S. investors	1,000,000	$250,000
5/28/2015	Two private non-U.S. investors	1,200,000	$300,000
6/3/2015	CEO	5,000,000	Services
6/3/2015	Vice President and Secretary	2,500,000	Services
6/3/2015	President	2,500,000	Services
6/3/2015	CFO (Kruuv)	25,000	Services
6/3/2015	Attorney	1,000,000	Introduction Fee
6/1/2015	One private investor	200,000	$50,000
7/2/2015	One private investor	100,000	Services
7/6/2015	One private investor	91,844	$22,961
7/10/2015	One private non-U.S. investor	8,000,000	$2,000,000
7/19/2015	One private non-U.S. investor	100,000	$25,000

7/21/2015	CFO (Tharp)	50,000	Services
7/25/2015	Four private investor	1,525,000	Services
7/25/2015	One private investor	100,000	Services
7/25/2015	CEO	1,500,000	Consulting
7/25/2015	Vice President and Secretary	1,000,000	Consulting
7/29/2015	CFO (Tharp)	100,000	Performance Bonus
9/30/2015	One private investor	104,000	Services
9/30/2015	One private investor	75,000	Services
10/20/2015	One private investor	20,000	Services
11/2/2015	One private investor	10,000	Services
11/02/2015	Attorney	100,000	Services
11/11/2015	Fourteen Private investors	189,067	$163,251
11/16/2015	President	100,000	Services
11/23/2015	2 Private Investors	15,000	Services

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) thereof, Rule 506(b) of SEC Regulation D or under SEC Regulation S, as applicable, which exempts offers and sales of securities to non-"U.S. Persons."

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the year ended December 31, 2015 See the heading "Business Development" of Part I, Item I.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our Plan of Operation for 2016 consists of the following objectives, each of which builds upon the work done by management during FY 2015:

(1) Continue our sales and marketing of our commercial golf car batteries by establishing a distribution network;

(2) Continue our sales and marketing of our commercial Radio Controlled Unmanned Vehicle batteries by establishing a distribution network;

(3) Continue the business development and sales and marketing efforts to secure battery system supply arrangements in the product areas of electric fleet vehicles, back-up power opportunities and various civilian, military, marine and industrial applications;

(4) Deploy both technical and business resources to support potential merger and acquisition activities in all the various sectors relevant to our business strategy;

(5)  Complete modifications to our manufacturing facility in Palm Bay, Florida, that, when fully completed, will have the ability to manufacture six megawatt hours of products annually, in the approximately 69,000 square feet of leased space;

Management believes we now have a range of commercially saleable products (golf car batteries, remote control ("R/C") market batteries, starter motor batteries for motorcycles, ATV, snowmobile, and other recreation vehicles, and electric vehicle batteries for certain local electric vehicles and electric recreation vehicles, as well as living space energy storage products), which we can now produce in commercially viable quantities to support the company's planned growth.

Results of Operations

For the years ended December 31, 2015 and December 31, 2014

During the year ended December 31, 2015, we had $1,630.00 in revenue, with general and administrative expenses of $7,492,504.  These charges consisted of rent, utilities, travel expenses, legal and professional charges and other miscellaneous charges related to general business operations, along with $6,408,250  in stock based compensation expense.  We had $4,984,592 in research and development costs for the year ended December 31, 2015, an increase of $3,934,957 over 2014, because our focus in 2015 changed from research and development to production.  We had interest and other income of $1,844 and interest expense of $109,572 for the year ended December 31, 2015, for a net gain of $12,313,666 and a total comprehensive income also of $12,313,666 .

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

Liquidity and Capital Resources

We incurred a net gain of $12,313,666 for the year ended December 31, 2015.  Cash on hand at December 31, 2015, totaled $13,222,529.  As at December 31, 2015, the balance of the Expedia Loan was paid in full.

We incurred a net loss of $8,589,697 for the year ended December 31, 2014.  Cash on hand at December 31, 2014, totaled $19,092.  As at December 31, 2014, there was a balance due of $2,060,493 payable on the Expedia Loan, including accrued interest of $60,493, with $90,082 in accrued interest at March 31, 2015.

We were previously reliant upon equity financing from external sources that had been arranged by our major shareholder, Precept, which has undertaken to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the international investment community. With the sale and monetization of our interest in Leclanche in December 2015, we now have the capital resources necessary to fund our production and sales expansion.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the years ended December 31, 2015, or 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Oakridge Global Energy Solutions, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
Oakridge Global Energy Solutions, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Page(s)

Report of Independent Registered Public Accounting Firm	27-28

Consolidated Balance Sheets	16

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	15

Consolidated Statements of Changes in Stockholders' Equity (Deficit)	17

Consolidated Statements of Cash Flows	18

Notes to the Consolidated Financial Statements	19 – 26

Oakridge Global Energy Solutions, Inc.
 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	December 31, 2015	December 31, 2014
Revenues	1,630	52,200
Cost of sales	(23,368)	(28,736)
Gross profit	(21,738)	23,464

Operating expenses:
General and administrative	7,492,504	7,433,604
Research and development	4,984,592	1,049,635
Total operating expenses	12,477,096	8,483,239
Operating income/(loss)	(12,498,834)	(8,459,775)

Other income/(expenses):
Interest and other income	29,649,161	13
Interest expense – related party	(109,572)	(129,935)
Other Expenses	(4,727,089)
Total other income/(expenses)	24,812,500	(129,922)
Net income/(loss) before tax	12,313,666	(8,589,697)
Income tax benefit		-
Net loss	12,313,666	$(8,589,697)
Other Comprehensive Income
Foreign currency translation adjustment		(510,224)
Total Comprehensive Income (Loss)	12,313,666	$(9,099,921)
Basic gain/(loss) per share, basic and diluted	$.06	$(0.07)
Basic weighted shares outstanding, basic and diluted	211,755,197	125,218,089

The accompanying notes form an integral part to these financial statements.

Oakridge Global Energy Solutions, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash	13,222,529	$19,092
Inventory	3,338,040	121,829
Investments	-	3,980
Prepaid expenses	2,789	-
Subscription receivable	-	200,000
Other current asset	-	-
Total current assets	16,563,358	344,901

Fixed assets – net	11,780,314	1,052,802
Long-term contract	-	-
Deposits	122,560	17,242
Related party advance	-	5,052,500
Total assets	28,466,232	$6,467,445

Liabilities and Shareholders' Deficit
Accounts payable and accruals	493,664	$343,536
Due to related parties	250,000	130,359
Related party convertible debt	-	2,000,000
Total current liabilities	743,664	2,473,895

Shareholders' Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding		-
Common Stock - $0.001 par value, 500,000,000 shares Authorized, 272,040,024 issued and outstanding at December 31, 2015 and 161,401,338 at December 31, 2014	272,040	161,401
Additional paid-in capital	30,601,900	19,960,524
Retained earnings (deficit)	(3,172,456)	(15,486,122)
Deferred stock-based compensation	-	(205,500)
Accumulated other comprehensive income (loss)	21,084	(436,753)
Total Oakridge shareholders' equity/(deficit)	27,722,568	3,993,550

Total liabilities and shareholders' equity	$28,466,232	$6,467,445

The accompanying notes form an integral part to these financial statements.

Oakridge Global Energy Solutions, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock		Treasury	Treasury	Additional	Retained	Deferred	Comprehensive	Total
	Shares	Par Value	Shares	At Cost	Paid-in Capital	Earnings (Deficit)	Stock-comp	Income/(Loss)	Equity(Deficit)
Balance as at December 31, 2013	117,772,221	$117,772	10,500,000	-	6,297,820	(6,896,425)	$-	73,471	(407,362)
Issued stock for cash	28,416,667	28,417			5,626,583				5,655,000
Issued stock to settle debt	16,775,000	16,775			3,338,225				3,355,000
Issued stock for settlement	262,500	262			183,488				183,750
Issued shares for services	3,500,000	3,500			2,014,833				2,018,333
Issued shares to employees and officers	5,175,000	5,175			2,489,075		-205,500		2,288,750
Treasury shares cancelled	-10,500,000	-10,500	10,500,000		10,500				-
Net income (loss) for period						-8,589,697		-510,224	-9,099,921
Balance as at December 31, 2014	161,401,388	161,401	-	-	19,960,524	(15,486,122)	-205,500	(436,753)	3,993,550
Issued stock for cash	14,620,911	14,621			3,733,630				3,748,251
Issued stock for employees & officers	14,305,000	14,305			6,188,445		205,500		6,408,250
Issued stock for debt Payment	78,763,725	78,764			0.00				78,764
Issued stock in private placement
Treasury shares acquired
Issued stock for services	2,949,000	2,949			719,301				722,250
Net income (loss) for period						12,313,666		457,837	12,771,503
Balance as at December 31, 2015	272,040,024	272,040			30,601,900	(3,172,456)	0.00	21,084	27,722,568

The accompanying notes form an integral part of these financial statements.

Oakridge Global Energy Solutions, Inc.
(formerly known as Oak Ridge Technologies, Inc.)
Consolidated Statement of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
	Audited	Audited
Cash fows from operating activities
Net income (loss) from continuing operations	$12,313,666	$(8,589,697)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	3,204,019	253,596
Stock issued for services	7,336,000	4,307,083
Stock issued for settlement	0	183,750
Write-off deposits	0	221,900
Realized Gain on sale of investments	(15,987,100)	0
Gain on bargain purchase acquisition	(14,397,000)	0
(Increase) decrease in subscription receivable	205,500	(50,000)
(Increase) decrease in inventory	(3,216,214)	(117,489)
(Increase) decrease in long term contract	0	193,297
(Increase) decrease in other assets	0	20,284
Increase (decrease) in accounts payable	223,994	(137,317)

Net cash used in operating activities	(10,317,135)	(3,714,593)
Cash flows from investing activities
Purchase fixed assets	(61,200)	(182,848)
Long-term assets	0	(5,332)
Purchase of investments	(101,398)	1,020
Related Party advance	0	(2,207,724)
Net cash provided(used) by investing activities	(162,598)	(2,394,884)
Cash flows from financing activities
Payments on notes payable	(2,085,371)	0
Proceeds from financing investments	21,700,263	0
Proceeds from private placements	3,748,251	5,655,000
Proceeds from borrowings related party	68,642	68,642
Net Proceeds from borrowings	251,385	0
Net cash provided(used) by financing activities	23,683,170	5,723,642
Net increase(decrease) in cash	13,203,437	(385,835)

Cash, beginning of period	19,092	404,927

Cash, end of period	$13,222,529	$19,092

"The accompanying notes are an integral part of these consolidated financial statements."

      Oakridge Global Energy Solutions, Inc.
Notes to Consolidated Financial Statements

These notes form an integral part of and should be read in conjunction with the accompanying accounts.

Note 1 – Domicile and activities

Oakridge Global Energy Solutions, Inc. (referred to hereafter as "the Company" or "Oakridge") was incorporated on August 15, 1986, under the laws of the state of Colorado.  In 2002, the Company acquired its subsidiaries, Oakridge Global Energy Solutions (Hong Kong) Limited and Oak Ridge Micro-Energy, Inc., a Nevada Corporation ("Oak Ridge Nevada"). The Company's principal operations had been the further development and commercialization of its rechargeable thin film lithium battery technology.  Its principal operations now encompass multiple lithium ion technologies and form factors in the energy storage industry.
Effective on the opening of business on November 7, 2014, the Company's Amended and Restated Articles of Incorporation were further amended to change the name to "Oakridge Global Energy Solutions, Inc." and to add the authority to issue a class of 10,000,000 shares of preferred stock to its authorized shares.

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

Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Oakridge Global Energy Solutions, Inc. and its wholly-owned subsidiaries, Oakridge Hong Kong and Oak Ridge Nevada. All significant inter-company transactions have been eliminated in the consolidated financial statements.

b)	Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

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

The Company charged $0 to bad debt expense for the period ended December 31, 2015. An analysis of the allowance for doubtful accounts balance at December 31, 2015, determined that no reserve was required.

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

Current and deferred tax are recognized as an expense or income in the statement of operations, except when they relate to items credited or debited directly to equity, in which case the tax is also recognized directly in equity, or where they arise from the initial accounting for a business combination. In the case of a business combination, the tax effect is taken into account in calculating goodwill or determining the excess of the acquirer's interest in the net fair value of the acquirer's identifiable assets, liabilities and contingent liabilities over cost.

d)	Foreign currency transactions and translation

In preparing the financial statements, transactions in currencies other than the entity's functional currency are recorded at the rate of exchange prevailing on the date of the transaction. At the end of each financial year, monetary items denominated in foreign currencies are retranslated at the rates prevailing as of the end of the financial year. Non-monetary items carried at fair value that are denominated in foreign currencies are retranslated at the rates prevailing on the date when the fair value was determined. Non-monetary items that are measured in terms of historical cost in a foreign currency are not retranslated.

In prior periods the Company's functional currency was the Australian dollar.  Effective with the business combination with Oakridge, the significant activity in the United States has necessitated that the Company change its functional currency to the US dollar, which is the reporting currency.  In accordance with US GAAP, translation adjustments for prior periods continue to be presented in equity and the translated amounts for nonmonetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods.

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

Inventories are stated at the lower of cost or market value based upon the average cost or the first-in, first-out (FIFO) inventory method.  Inventory consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Raw materials	$1,883,295	$118,489
Supplies	1,454,745	3,340

Total Inventory	$3,338,040	$121,829

i)	Investment

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at each balance sheet date. We have classified and accounted for our investment as available-for-sale. We may or may not hold investments with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell investments prior to their stated maturities. As we view these investments as available to support current operations, we classify investments with maturities beyond 12 months as current assets and carry them at fair value, reporting any unrealized gains and losses, net of taxes, as a component of stockholders' equity, except for unrealized losses determined to be other-than-temporary, which we record as interest and other income, net. We determine any realized gains or losses on the sale of investments on a specific identification method, and we record such gains and losses as a component of interest and other income, net.

j)	Property and equipment

Property and equipment, consists of the production equipment acquired for the manufacture of Lithium –ion battery cells and systems.  The assets are being depreciated over five and seven years using the straight-line method of depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Statement of Operations for the period. The cost of maintenance and repairs is expensed as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At December 31, 2015 and 2014, property and equipment consisted of the following:

	12/31/2015	12/31/2014
Equipment	15,756,866	$1,437,403
Leasehold improvements	0.00	93,765
Less accumulated depreciation and amortization	(4,076,337)	(478,366)
	11,680,529	$1,052,802

For the periods ended December 31, 2015 and December 31, 2014, depreciation expense was $15,599,041, and $253,596.

k)	Fair Value of Financial Instruments

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

The Company reports earnings per share in accordance with FASB ASC 260 "Earnings per Share". This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method for warrants and options and the if converted method for convertible debt when the conversion is not dependent on a substantive non-market based contingency during the period. Accordingly, this presentation has been adopted for the periods presented.  The Company incurred net gain for the years ended December 31, 2015 and loss for 2014 and the effect of including potential common shares in the diluted earnings per share calculation would be anti-dilutive and are therefore not included in the calculations.

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended December 31,
	2015	2014
Net gain/loss (numerator)	$$12,313,666	$	$(8,589,697)
Shares (denominator)	211,755,197		125,218,089
Net gain/loss per share amount	$.06		$(0.07)

m)	Reclassification

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

	12/31/2015	12/31/2014
Federal	$-	-
State	-	-
Foreign	-	-
Tax benefit	$-	-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	12/31/2015	12/31/2014
Gain/Loss per books	$12,313,666	$(8,589,697)
Tax at statutory rate (35%)	4,309,783	$3,006,394
Effects of
Stock based compensation	-	-
Amortization & depreciation	(15,599,041)	(130,914)
Non-deductible expenses	(109,572)	(129,935)
Increase in valuation allowance	(11,398,830)	(2,745,545)
Provision for income tax	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2015 or 2014 or since inception.  The Company's net operating loss carry forward of approximately $24.1 million will expire in various years through 2031. This carry forward may be limited based upon the change in control resulting from the consummation of the business combination. Tax years since 2010 are open for examination by the relevant tax authorities.

4.  Common stock

The holders of ordinary shares are entitled to receive dividends as and when declared by the Company. All ordinary shares carry one vote per share without restrictions. The common shares have par value of $0.001.

On February 2, 2015, the Company executed a Stock Purchase Agreement to acquire the 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, in consideration of the Company's execution of the Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the issuance of 78,763,500 additional shares of the Company's common stock, which will be comprised of "restricted securities" as defined in SEC Rule 144.  The number of shares of this issuance was computed by multiplying the CFH5,000,000 (the amount of the loan to Leclanché) by the referenced closing CHF exchange rate at the agreed date of December 4, 2014, of 1.0301, which equaled a credit of US$5,150,500; deducting this amount from the Purchase Price (as defined in the Stock Purchase Agreement) of the 11,000,000 Leclanché shares multiplied by the referenced US$4.12 per share price of Leclanché shares, which equaled $45,320,000, leaving a balance of $40,169,500; and dividing the closing price of the agreed upon common stock price of the Company of US$0.51 on December 4, 2014, resulting in a quotient of 78,763,725 shares being required to be issued by the Company in payment of the balance of the Purchase Price of the 11,000,000 Leclanché shares.

On March 11 & 13, 2015 The Company accepted subscriptions to purchase 1,600,000 shares of its common stock comprised of "restricted securities," for aggregate consideration of $400,000 or $0.25 per share, 800,000 shares each.

On April 17, 2015 The Company received a subscription to purchase 200,000 shares of its common stock comprised of "restricted securities," for aggregate consideration of $50,000 or $0.25 per share.

On May 22, 2015 The Company executed a Stock Option Agreement granting Savoy Enterprises an option to purchase 2,000,000 shares of our common stock comprised of "restricted securities" as defined in SEC Rule 144, at $0.25 per share, for services rendered.  These options expired on November 30, 2015.

On June 1, 2015, Savoy Enterprises elected to exercise part of the option granted to purchase 200,000 shares at the $0.25 per share price, for a total purchase price of $50,000

On June 3, 2015, we executed a Stock Option Agreement granting an option to purchase 3,000,000 shares of our common stock, which are also comprised of "restricted securities," at $0.25 per share, for services rendered.  These options are for a three year term and expire on June 30, 2018.

On June 10, 2015, we executed a Stock Option Agreement granting an option to purchase 1,000,000 shares of our common stock, which are also comprised of "restricted securities," at $0.25 per share, for services rendered.  These options are for a three year term and expire on June 30, 2018.

On June 10, 2015, we also executed another Stock Option Agreement granting an option to purchase 5,000,000 shares of our common stock, also comprised of "restricted securities," at $0.25 per share, for services rendered.  These options are also for a three year term and expire on June 30, 2018.

On June 22, 2015, we executed an additional Stock Option Agreement granting an option to purchase 25,000 shares of our common stock, also comprised of "restricted securities," at $0.25 per share, for services rendered.  These options are also for a three year term and expire on June 30, 2018.

On July 2, 2015, we authorized the issuance 100,000 shares of our common stock, also comprised of "restricted securities," for services rendered, to Al Petschow, one of our employees.

On July 6, 2015, Savoy Enterprises elected to exercise its option to purchase 91,844 shares of the above 2,000,000 shares granted at a price of $0.25 per share, for a total purchase price of $22,961.

On July 8, 2015, we executed another Stock Option Agreement granting an option to purchase 2,500,000 shares of our common stock, also comprised of "restricted securities," at $.025 per share for services rendered.  These options are also for a three year term and expire on June 30, 2018.

On July 8, 2015, Our Board of Directors approved all of these transactions, except the Savoy Enterprises option exercise for the 91,844 shares, which was approved by our Board of Directors on July 9, 2015.

On July 10, 2015, with Board approval on July 14, 2015, and as amended on July 20, 2015, we accepted a Subscription Agreement for 8,000,000 shares of our common stock, comprised of "restricted securities," at $0.25 per share, for an aggregate total of $2,000,000. The subscription agreement was amended and increased from $1,250,000 to $2,000,000, resulting in the amended consent of the Board of Directors.

On July 19, 2015, with Board approval on July 20, 2015, we accepted an additional Subscription Agreement for 100,000 shares of our common stock, also comprised of "restricted securities," at $0.25 per share, for an aggregate total of $25,000.

On July 25, 2015, with Board approval on that date: (i) we authorized the issuance of 250,000 shares of our common  to one consultant, also comprised of "restricted securities" and valued at $0.25 per share, for services rendered in assisting our Chief Executive Officer in successfully procuring the Subscription Agreement of July 10, 2015, which is referenced above, for $2,000,000. This consultant is a non-"U.S. Person" as that term is defined in SEC Regulation S; (ii) we authorized the issuance of 25,000 shares of our common stock, also comprised of "restricted securities" and valued at $0.25 per share, for consulting services provided to us regarding various parcels of real property for lease; (iii) we authorized the issuance of 1,000,000 shares of our common stock, also comprised of "restricted securities" and valued at $0.25 per share, for consulting services rendered regarding investor relations; and (iv) we authorized the issuance of 2,500,000 shares of our common stock, 1,500,000 to our CEO, Stephen J. Barber, which comprised of  "restricted securities" for services rendered and 1,000,000 shares to our Vice President and Secretary, Mark L. Meriwether, also comprised of "restricted securities"  at $0.25 per share, for services rendered in consideration of his assistance with our preparation of our planned Nasdaq Capital Markets filing.

On July 30, 2015, (i) we authorized the issuance of 100,000 shares of our common stock, to one consultant, also comprised of "restricted securities" and valued at $0.25 per share, as part of the Consulting Agreement with Benchmark; and (ii) we authorized the issuance of 100,000 shares of our common stock to Tami Lamkin Tharp, our CFO, also comprised of "restricted securities" and valued at $0.25 per share, as a performance bonus.

On July 31, 2015, Modern Classic Investments elected to exercise part of the option granted to purchase 250,000 shares at the $0.25 per share price, for services rendered.

On September 30, 2015, we authorized the issuance 179,000 shares of our common stock, also comprised of "restricted securities," for services rendered to two private investors.

On October 20, 2015, we authorized the issuance 20,000 shares of our common stock, also comprised of "restricted securities," for services rendered.

On November 2, 2015, we authorized the issuance 110,000 shares of our common stock, also comprised of "restricted securities," for services rendered, to 3 private investors.

On November 11, 2015, The Company received subscriptions to purchase 189,067 shares of its common stock comprised of "restricted securities," for aggregate consideration of $163,251 at various prices per share.

On Nov 16, 2015 The Company authorized the issuance of 100,000 shares of our common stock to Larry Arrowood, our President, also comprised of "restricted securities" as a performance bonus.

On Nov 23, 2015 The Company authorized the issuance 15,000 shares of our common stock, also comprised of "restricted securities," for services rendered, to 2 private investors.

5.  Going concern

The Company has accumulated losses from inception through December 31, 2015, of $39,263,409, and has had negative cash flows from operating activities, but is presently ramping up production at its Dixie Highway facility, with the expectation that the Company will be cash flow positive by the end of 2016.

The sale of our interest in LeClanche has strengthened our working capital position, allowed us to pay off all debt, and improved our financial ability to fund our expanded production and sales operations through breakeven and profitability.

6. Related party convertible debt/Related party advance

Related party entities

During 2014 through 2015 we have worked  with Precept Asset Management Limited ("PAML") included in other sections of this form 10K and footnotes which is a related party. Each of these transactions are detailed further in their appropriate sections.

Related party convertible debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company ("Newmark"), the loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia").  As of 12/31/2015 the Expedia loan has been paid in full and the security interest in our assets has been released.

Related party advance

As of December 31, 2015 there are no related party advances.

7. Commitments, Contingencies

The Company entered into a Consulting Agreement with Savoy Enterprises, Inc. ("Savoy") dated as of March 21, 2014, for a term of one year ending March 21, 2015.

8. Lease commitment

Our principal executive offices and our current principal place of business is located at 3520 Dixie Hwy, NE, Palm Bay, FL 32905.

Rent expense for the years ended December 31, 2015 and 2014 was $598,690 and $156,801, respectively.  As of December 31, 2015, the future minimum rental commitment under these leases was 566,236.

9. Acquisitions

Brentronics Inc. Carve Out

On December 15, 2014, the Company acquired the assets of an entire warehouse location of Brentronics, Inc. in Allentown PA, which was a complete operating location of the Company which went out of business and had ceased operations for the preceding years for a cash amount of $162,361 which we recorded at that time at our cost. The total purchase did however include inventory, supplies and equipment which would be a complete operating unit under ASC 805-50. Since its cost was initially not material, and the assets were in shipping until early 2015, we were not able to allow access to a valuation specialist and the assets were not placed in service we recorded this acquisition at our cost at that time in 2014. During 2015, after relocating the assets to our current location, the acquired assets were valued by an independent industry specialist and the pursuant increase in value was recorded as an extraordinary gain in 2015 as a bargain purchase under the guidance of SFAS 141. Furthermore the company did not consider the acquisition complete until it had control of the assets in 2015.

See the table below summarizing the purchase price paid :

Party	Cash	Value Assigned to discount purchase	Total Purchase Price
Target	$162,361	$17,553,214	$17,715,575

Total	$162,361	$17,553,214	$17,715,575

The carve out business combination is included in the accompanying consolidated financial statements. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $17,715,575 was allocated as follows:

Inventory	$1,704,809
Raw materials-supplies	1,451,405
Equipment	14,559,361

Total consideration for acquisition	$17,715,575

10. Subsequent events

The Company has evaluated subsequent events through the date of this filing and determined the following subsequent events.

 On January 14, 2016 The Company accepted subscriptions to purchase 7,143 shares of its common stock comprised of "restricted securities," for aggregate consideration of $5,000 or $0.70 per share.

On January 14, 2016 The Company accepted subscriptions to purchase 4,215 shares of its common stock comprised of "restricted securities," for aggregate consideration of $4,720 or $1.12 per share.

On January 29, 2016, The Company authorized the issuance 100,000 shares of our common stock, comprised of "restricted securities," for services.

On February 18, 2016 The Company accepted subscriptions to purchase 200,000 shares of its common stock comprised of "restricted securities," for aggregate consideration of $100,000 or $0.50 per share.

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 Oakridge Global Energy Solutions, Inc.

We have audited the accompanying balance sheet of Oakridge Global Energy Solutions, Inc. as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Global Energy Solutions, Inc. at December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has incurred significant operating losses in prior years. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
 April 12, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

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

/s/Anderson Bradshaw PLLC
Salt Lake City, Utah
May 6, 2015

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 5, 2015 Management and the Board of Directors determined to dismiss Anderson Bradshaw PLLC ("Anderson Bradshaw") as the Company's independent registered public accounting firm. During the fiscal years ending December 31, 2014, and 2013, and through June 5, 2015, there were no disagreements with Anderson Bradshaw on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Anderson Bradshaw's satisfaction, would have caused Anderson Bradshaw to make reference to the subject matter thereof in connection with its reports for such years; or reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

The reports of Anderson Bradshaw on the Company's consolidated financial statements as of and for the years ended December 31, 2014, and 2013 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Management and the Board of Directors subsequently retained BDO USA, LLP ("BDO") of Orlando, Florida as the Company's independent registered public accounting firm.

On November 9, 2015 Management and the Board of Directors terminated the relationship with BDO USA, LLP ("BDO") of Orlando, Florida. On November 13, 2015 Management and the Board of Directors engaged the firm of Scrudato and Co., PA, Certified Public Accounting Firm, 7 Valley Dr., Califon, NJ 07830.

During the Oakridge's two most recent fiscal years BDO was not engaged as the principal accountant to audit Oakridge's financial statements and BDO has not issued any opinion with respect to Oakridge's financial statements. As such, during the time Oakridge engaged BDO (i) there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports and (ii) there were no reportable events as that term is defined in item 304(a)(1)(v) of Regulation S-K.

Oakridge's Board of Directors currently has no audit or similar committee and therefore, the action to terminate the relationship with BDO was taken by the members of Oakridge's Board of Directors.

During the prior two fiscal years, and the subsequent interim periods thereafter, neither Oakridge nor anyone acting on its behalf has consulted with Scrudato and Co., PA with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Scrudato and Co., PA concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a "disagreement" or "reportable event" within the meaning of Item 304(a)(1) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, in the Company's prior Form 10-K for the period ended December 31, 2014, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, and based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer then concluded that, as of December 31, 2014, our disclosure controls and procedures were, as of that date, not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, were recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

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

Changes in Internal Controls over Financial Reporting

Accordingly, we have made changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Directors have added key employees Karen Jackson, CFO; Rodney White, CPA (external consultant); and Michele Arrowood, Director Human Resources & Payroll Administrator, to ensure that our internal controls over financial reporting are effective and appropriate (see "Management's Annual Report on Internal Control Over Financial Reporting" below).

The Company has therefore strengthened its internal controls during 2015 and since December 31, 2014, and will continue to upgrade its control and reporting structure to ensure that high standards are achieved in these matters.

It is noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls also is based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("US GAAP"), including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting at the beginning of this reporting period in early 2015.  In making this assessment, our management used the 1992 criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2015.

Segregation of duties in financial reporting is performed by CFO Karen Jackson and CPA Rodney White.

Formal review process of all accounting and financial reporting functions are performed by our CFO and reviewed by Rodney White CPA and the Company's Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified no material weaknesses in our internal controls over financial reporting during the period financial year covered by this Form 10-K and ending on December 31, 2015.

ITEM 9B:  OTHER INFORMATION

See the heading "Business Developments subsequent to the Year Ended December 31, 2015" of Part I, Item 1.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of our Company for the calendar year ended December 31, 2015, and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his respective positions.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Larry Lee Arrowood	President, Director	10/14/2014	*
Stephen J. Barber	CEO	12/24/2013	*
	Acting CFO	12/24/2013	05/28/2015
	Executive Chairman	10/14/2014	*
	President	12/24/2012	10/14/2014
	Director	12/24/2013	*
Karen Jackson	CFO	10/12/2015	*
Sean Kruuv	CFO	05/28/2015	6/30/2015
Tami Tharp	CFO	07/01/2015	10/11/2015
Mark Meriwether	Director	02/14/2001	08/19/2015
	Secretary	11/03/2014	08/19/2015
* Presently serves in the capacities indicated opposite his name.

Background and Business Experience

L. Lee Arrowood is 54 years of age and has been employed by us since July 2013.   His areas of expertise are engineering, quality, sales & marketing, operations, systems automation, electronics, company restructuring, and business start-ups.  Mr. Arrowood received a Bachelor of Science in Electrical Engineering from West Virginia University, Master of Science in Electrical Engineering from Florida Institute of Technology, and Master of Business Administration from Webster University.

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

•  was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

•	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

•  was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	any Federal or State securities or commodities law or regulation; or

•	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

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

Founders and control persons.

To the best of our management's knowledge, no person who may be deemed to have been a promoter or founder of our Company was the subject of any of the legal proceedings listed under the heading "Involvement in Certain Legal Proceedings" above.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2015, and to the date of this Annual Report, the following filings were not timely filed:

Form Required to be Filed	Name of Beneficial Owner	Filing Due Date	Actual Filing Date
Form 4	Precept for Prescient SP, Precept SP and Stephen J. Barber	1/3/2015	1/7/2015
Schedule 13D/A-4	Precept for Prescient SP, Precept SP and Stephen J. Barber	3/26/2015	4/9/2015
Form 4	Precept for Prescient SP, Precept SP and Stephen J. Barber	4/1/2015	4/9/2015

Code of Ethics and Insider Trading Policy

We have adopted a Business Conduct and Code of Ethics; and Insider Trading Policy.  These policies were adopted March 4, 2014, and filed with the SEC on March 12, 2014.  See Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Larry Lee Arrowood, President	12/31/14 12/31/15	$127,593 $112,477	$30,000	$1200 $2,850	0	0	0	0)	$158,793 $115,327
Stephen J. Barber, Executive Chairman, CEO, and Director	12/31/14 12/31/15	0 $189,338	0	$750 $6,850	0	0	0	0	$750 $196,188
Mark L. Meriwether Vice President, Secretary and Director	12/31/14	0	0	$3,175 $3,500	0	0	0	$163,000(1)	$166,175 $3,500
Karen Jackson CFO	12/31/15	$2,308	0		0	0	0	0	$2,308

 (1)  Payment as part of consulting agreement and other services

Compensation of Directors

No director received any compensation for service as a director during the years ended December 31, 2015 and 2014.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% or more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner(1), (2)	Amount and Nature of Beneficial Owner(1), (2)	Percent of Class(1), (2)
Common Stock	Precept, for and on behalf of Precept Fund and Prescient SP	221,717,613 (2)	81.4%

(1) Percentages are based on 272,451,382 shares of common stock being outstanding on the date of this Annual Report,  and (i) excludes the 7,600,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, and a director and the sole owner of the investment manager of Precept, which is noted below in note (2) and under the heading "Ownership of Officers and Directors," and (ii) assumes the outstanding Expedia Loan of $2,000,000 will not be converted into the purchase of shares of our common stock at the lesser of 50% of the 50 day average VWAP or $0.20, as outlined in the heading "Liquidity and Capital Resources" of Part II, Item 7.  The conversion right is in the discretion of Expedia, and can only be made at the end of the loan term, which is now June 30, 2015.  Also see Part III, Item 13.

(2) Stephen J. Barber, our Executive Chairman, CEO, and a director, is the 100% beneficial owner and a director of PAML, which is the investment manager of Precept.  Precept, for and on behalf of Prescient SP and Precept Fund, is the beneficial owner of the common stock; however, as the investment manager, PAML has been delegated the authority to make investment decisions and vote interests held by Precept, Prescient SP and Precept Fund, including the shares of Oakridge owned by Prescient SP and Precept Fund.  Mr. Barber was issued 750,000 shares of our common stock under our 2014 Equity Incentive Plan, effective December 31, 2014.

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Larry Lee Arrowood	4,050,000	1.4%
Common Stock	Stephen J. Barber	7,600,000	2.7%
Common Stock	Karen R. Jackson	50,000	0.00%

(1) Percentages are based on 272,451,382 shares of common stock being outstanding on the date of this Annual Report.

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

Changes in Control

There have been no changes in control during the fiscal year ending December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

See the heading "Outstanding Equity Awards" of Part III, Item 11, and the heading "Securities Authorized for Issuance under Equity Compensation Plans," of Part II, Item 5, above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On December 18, 2015, we entered into a Share Purchase Agreement between our wholly owned subsidiary, Oakridge Global Energy Solutions (Hong Kong) Ltd., Units 306 & 307, 3/F, Wing Tuck Commercial Centre, 177- 183 Wing Lok Street, Sheung, Hong Kong ("Seller A"); and

Precept Fund Management SPC on behalf of Precept Fund Segregated Portolio, Ground Floor, Harbour Centre, P.O. Box  1569, George Town, Grand Cayman KYl-1110 (Seller B and together with  Seller A, the "Sellers"); and

Precept Fund Management SPC, Gound Floor, Harbour Centre, 42 North Church Street, George Town, Grand Cayman KYl-1110, Cayman Islands; and

Golden Partner International SA SPF, 7 Boulevard Emmanuel Servais, 2535 Luxemburg ("Purchaser") for the sale of 11,248,822 shares of Leclanche SA, ("Company").

Under the terms of the Share Purchase Agreement Oakridge has, as of the closing date of December 30, 2015 sold all of the 11,000,000 shares of Leclanche SA owned by the Company to Golden Partner International SA SPF, thereby fully disposing of its interest in Leclanche SA .

On or about February 2, 2015, we executed a Stock Purchase Agreement to acquire 11,000,000 shares of Leclanché, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, in consideration of our execution of the Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the issuance of 78,763,500 additional shares of our common stock, which will be comprised of "restricted securities" as defined in SEC Rule 144.

During 2015, on or about the following dates, we completed private placements of our shares of common stock to the named related parties:

March 3, 2015 the company issued to Stephen J. Barber 5,000,000 shares of our common stock comprised of "restricted securities," for services rendered.

April 6, 2015, Precept, for and on behalf of Prescient SP, purchased 540,000 shares of our common stock comprised of "restricted securities," for aggregate consideration of $135000, or $0.25 per share,

On or about June 3, 2015; Precept, for and on behalf of Prescient SP, purchased 78,763,725 shares of our common stock comprised of "restricted securities," in consideration of the $45,320,000 for the balance of the Leclanché stock purchase,

On or about July 31, 2015 the company issued to Stephen J. Barber 1,500,000 shares of our common stock comprised of "restricted securities," for services rendered.

Stephen J. Barber, our Executive Chairman, CEO, and a director, is the 100% beneficial owner and a director of Precept Asset Management Limited ("PAML"), which is the investment manager of both Precept and Prescient SP.

Promoters and Certain Control Persons

See the heading "Transactions with Related Persons" above.

Parents of the Smaller Reporting Company

We have no parents, though Precept, for and on behalf of Prescient SP and Precept Fund, may be considered to be our parent by virtue of its ownership of in excess of 84.3% of our outstanding voting securities.

Director Independence

We have no independent directors serving on our Board of Directors.  We have utilized NASDAQ standards in making this determination.

NASDAQ has specified factors that would preclude a director of a listed company from being considered independent, of which the following is a brief summary, qualified in its entirety by references to NASDAQ Rule 4200(a) (15):

•	Employment by the listed company within the last three years or employment by a subsidiary or parent of the listed company within the last three years;

•	Receipt of payments over $120,000 during any of the past three years by the director or by a member of the director's family unless the payments were for being a member of the listed company's board of directors, a salary for family members who were non-executive employees or non-discretionary compensation;

•	Status in any of the past three years in any entity doing business with the listed company as a controlling shareholder or executive officer or a member of a family with a person who is a controlling shareholder or executive officer of that entity, if the business was greater than 5% of gross revenues of that entity or of the listed company or greater than $200,000, unless the payments came only from an investment in the listed company's securities or were non-discretionary matching charitable contributions;

•	Service as an executive officer of another organization if during the last three years any executive officer of the NASDAQ-listed company served on the compensation committee of the other organization;

•	Association with the outside auditor of the listed company, including current partners or family members who are current partners of the outside auditor of the listed company or partners or employees of the outside auditor who worked on the listed company's audit within the last three years.

Family members are defined in NASDAQ Rule 4200(a) (14) as parents, children, and brothers and sisters (including in-laws) of the director and anyone living in the home of the director.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during calendar years ended December 31, 2015, and 2014:

Fee Category	12/31/15		12/31/14
Audit Fees		$51,351	$54,500
Audit-related Fees	$		$0
Tax Fees		$2,500	$2,500
All Other Fees	$		$0
Total Fees		$53,851	$57,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2015, contained in Part II, Item 8, which are incorporated herein by this reference.

Exhibit Number	Description
31.1	302 Certification of Stephen J. Barber CEO
31.2	302 Certification of Karen R. Jackson CFO
32	906 Certification

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	April 14, 2016	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:	April 14, 2016	By:	/s/Stephen J. Barber
Stephen J. Barber
Executive Chairman, CEO, and Director

Date:	April 14, 2016	By:	/s/Larry Lee Arrowood
Larry Lee Arrowood
President and Director

Date:	April 14, 2016	By:	/s/Karen R. Jackson
Karen R. Jackson
Chief Financial Officer