Form 10-Q
period 2016-03-31
Oakridge Global Energy Solutions, Inc.
filed 2016-05-23
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______to______

Commission File No. 000-50032

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Colorado	94-3431032
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Dixie Hwy.NE
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

Outstanding Shares

There were 272,451,382 shares of common stock outstanding as of May 23, 2016.

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to "Oakridge," the "Company," "we," "us," "our" and words of similar import refer to Oakridge Global Energy Solutions, Inc., a Colorado corporation and its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada").

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future; competition within our chosen industry; our current and intended business; our assets and plans; the effect of applicable United States and foreign laws, rules and regulations; and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward- looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statements that we file with the Securities and Exchange Commission (the "SEC"), including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2015, which was filed with the SEC on April 14, 2016, and which is referenced in Part II, Item 1A, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Company.

Oakridge Global Energy Solutions, Inc.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Page(s)
Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	4
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and	5
2015
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and	6
2015
Notes to the Condensed Consolidated Financial Statements	7 - 10

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash	$3,240,672	$13,222,529
Inventory	2,981,560	3,338,040
Receivables	229,397	-
Prepaid expenses	174,846	2,789

Total current assets	6,626,475	16,563,358
Fixed assets – net	11,870,057	11,780,314
Deposits	134,629	122,560
Related party advance	5,546,405	-
Total assets	$24,177,566	$28,466,232
Liabilities and Shareholders' Equity
Accounts payable and accruals	$1,180,734	$493,664
Due to related parties	-	250,000
Total current liabilities	1,180,734	743,664

Shareholders' Equity
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares Authorized, 272,451,382 and 272,040,024 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	272,451	272,040
Additional paid-in capital	30,839,439	30,601,900
Accumulated deficit	(8,136,142)	(3,172,456)
Accumulated other comprehensive income	21,084	21,084
Total shareholders' equity	22,996,832	27,722,568
Total liabilities and shareholders' equity	$24,177,566	$28,466,232

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31
	2016	2015
Revenues	$257,234	$-
Cost of sales	208,081	-
Gross Margin	49,153	-
Operating expenses:
General and administrative	799,015	784,443
Research and development	3,461,274	15,804
Selling and marketing	799,157	-
Total operating expenses	5,059,446	800,247
Operating income/(loss)	$(5,010,293)	$(800,247)
Other income/(expenses):
Interest and other income	46,609	-
Interest expense	-	(29,589)
Total other income/(expenses)	(4,963,684)	(29,589)
Net income/(loss) before tax	(4,963,684)	(829,836)
Income tax	-	-
Net loss	(4,963,684)	(829,836)
Other Comprehensive Income
Foreign currency translation adjustment	-	93,435
Total Comprehensive Income (Loss)	(4,963,684)	(736,401)
Basic loss per share, basic and diluted	$(0.02)	$(0.01)
Basic weighted shares outstanding, basic and diluted	272,245,703	162,012,499
See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31
	2016	2015
Cash flow from operating activities:
Net income/(loss)	$(4,963,684)	$(829,836)
Adjustment to reconcile net income/(loss) to net cash from operations:
Depreciation and amortization	416,689	87,724
Stock based compensation	-	102,750
Reserve for slow and non-moving inventory	351,382	-
Stock issued for services	137,948	-
(Increase)/decrease in inventory	5,098	-
(Increase)/decrease in accounts receivables	(229,397)	-
(Increase)/decrease in prepaid expenses	(172,057)	(37,534)
(Increase)/decrease in security deposit	(12,069)	(87,730)
Due to Increase/(decrease) in accounts payable and accruals	687,070	37,502
Net cash used in operating activities	(3,779,020)	(727,124)

Cash Flow from investing activities:
Related party advance	(5,796,405)	(93,435)
Purchase of fixed assets	(506,432)	-
Purchase of investments	-	75
Net cash used in investing activities	(6,302,837)	(93,360)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares	100,000	730,550
Net cash from financing activities	100,000	730,550
Effect of foreign exchange rate on cash	-	93,435
Net increase (decrease) in cash and cash equivalents	(9,981,857)	3,501
Cash and cash equivalents, beginning of period	13,222,529	19,092
Cash and cash equivalents, end of period	3,240,672	22,593

Cash paid for taxes	0	0
Cash paid for interest	0	0

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim Condensed Consolidated Financial Statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2015, financial statements, which accompanied its 10-K Annual Report filed with the SEC on April 14, 2016. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company charged $0 to bad debt expense for the period ended March 31, 2016. An analysis of the allowance for doubtful accounts balance at March 31, 2016, determined that no reserve was required.

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

Note 4 – Going Concern

The Company has accumulated losses from inception through March 31, 2016, of $8,136,142, and has had negative cash flows from operating activities, and is presently ramping up production and increasing its sales and commercial capacity at its Palm Bay, Florida head quarter facility. The Company recorded its first commercial revenues of $257,234 in the first quarter of 2016. The Company will continue to market its products through a range of sales and marketing initiatives and expects to increase its revenue and sales by shipping orders of its proprietary products throughout the remainder of 2016 and beyond.

The sale of our interest in Leclanché shares in December 2015 has strengthened our working capital position, allowed us to pay off all our long-term outstanding debt, and improve our financial ability to fund our current production and sales operations.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

• Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
• We completed an operational budget for 2016 that sets improvements in our processes to focus on profitability in the fourth quarter of 2016.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We have commenced implementing, and will continue to implement, various measures to address our financial condition.

Note 5 - Property and equipment

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

At March 31, 2016 and December 31, 2015, property and equipment consisted of the following:

	03/31/2016	12/31/2015
Equipment	16,153,972	$15,756,866
Office equipment	180,777	114,798
Vehicle	39,105	8,000
Software	42,582	40,083
Leasehold improvements	9743	-
Less accumulated depreciation and amortization	(4,556,122)	(4,139,433)
	$11,870,057	$11,780,314

Depreciation expenses for the three months ending March 31, 2016 and for the year ended December 31, 2015 was $416,689, and $15,599,041.

Note 6 – New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company's fiscal year beginning January 1, 2017 and subsequent interim periods. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company's condensed consolidated financial statements.

Note 7 – Income Taxes

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

Note 8 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the three month periods ended March 31, 2016, and 2015, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 9 – Inventories

Significant components of inventory at March 31, 2016 and December 31, 2015 consist primarily of:

	March 31, 2016	December 31, 2015
Raw and packaging material	$2,112,508	$1,883,295
Supplies	869,052	1,454,745
Total	$2,981,560	$3,338,040

Note 10 – Accounts payable and accrued Expenses

Accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 consist of:

	March 31, 2016	December 31, 2015
Accounts payable	$355,238	$152,720
Accrued bonus payable	425,000	-
Deferred rent	265,747	-
Miscellaneous payable	134,749	340,944
Total	1,180,734	493,664

Note 11. – Equity

Common Stock

During the first quarter of 2016, the Company issued 211,358 shares of common stock to various consultants for services valued at $137,951. We also received $100,000 from a foreign investor for a subscription to purchase 200,000 shares, which was accepted in February 2016.

Note 12 - Related party transaction
On January 15, 2016 the Company entered into an unsecured Loan Agreement by and between OGES HK and Precept Fund Management SPC (BOO Precept Fund Segregated Portfolio) for $5,500,000 at an interest rate of 4% per annum. Under the terms of the agreement the loan matures on January 15, 2017 with principle and interest due at maturity.

Note 13- Commitments and Contingencies

The Company was party to a lease for 69,000 square feet in warehouse and corporate office space located in Palm Bay, Florida. On August 1 2015, the Company entered into a lease agreement for 15 years. The terms of the lease provide for $8 per square foot or $45,812 per month base rent plus operating expenses related to property tax and insurance and terminates on November 30, 2030. The lease provides for annual increases in the monthly base rent of $.24 to $4.46 per square foot.

During the three months ended March 31, 2016, the Company operated under a material agreement as listed below:

Years Ending December 31,
2016	$419,180
2017	573,314
2018	590,514
2019	608,229
Thereafter	7,952,403
Total	10,143,640

Note 14 – Subsequent Events

On May 16, 2016 the Company received a final payment of CHF 1,980,000 or approximately $2,000,000 in fees related to the Leclanché transaction which closed in December 2015.

In the second quarter of 2016, the Company entered into a consulting agreement for assistance in various business related matters including assistance with the Company's NASDAQ listing application. Under the terms of the agreement the Company has agreed to pay a success fee upon completing certain milestones of $100,000 and $2,000,000 shares of the Company's restricted common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company is continuing the research and development of its patented, proprietary energy cells technology for lithium-ion batteries for military, civilian and medical applications. It has begun commercializing its product in the first quarter 2016. While the Company commenced sales in the first quarter it anticipates reduced sales in the second quarter 2016 as it reformulates and improves its technology.

Our Plan of Operation for 2016 consists of the following objectives:

(1)	Continue our sales and marketing of our commercial golf car batteries, living space power battery systems, and starter motor batteries by establishing a distribution network;

(2)
Continue the business development and sales and marketing efforts to secure battery system supply arrangements in the product areas of electric fleet vehicles, back-up power opportunities and military, marine and industrial applications;

Management believes we now have a range of commercially saleable products, which we can now produce in commercially viable quantities from our Palm Bay, Florida facility. Our focus has been developing and marketing these commercial products for which there is a substantial market. We are continuing to increase production capacity as a result; we experienced our first commercial revenues in the first quarter of 2016.

The Company is presently building working samples for a wide range of energy storage products and anticipates commercial orders for a number of these products. The Company may seek additional funding to complete manufacturing and delivery of commercial orders received.

Results of Operations

For the three month period ended March 31, 2016, compared to the three month period ended March 31, 2015

Revenues, net – Total net revenues sales were $257,234, the Company's first commercial revenue and compared to $0 revenues in the first quarter 2015. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign.

Cost of Goods Sold– Total cost of goods sold were $208,081 or 19% for a gross profit of $49,153.

Selling and Marketing Costs – Selling and marketing costs were $799,157 from $0 (2015-QTR). The increases were due to the following:

•$500, 227 for consulting as a result of increased outsourced staffing. •$33,221 for trade shows and advising expenses. •$265,709,for other sales and marketing expenses.

For the first quarter of fiscal year 2016, general and administrative expenses were $799,015, compared to $784,443 for the first quarter of fiscal year 2015. The increase was primarily driven by increased non-cash stock based compensation expense, increased head-count and professional fees, legal and personnel costs. We expect general and administrative expenses will remain relatively flat in the foreseeable future due in part to our continued emphasis on expense control.

General and Administrative Expenses – General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance and administrative personnel, facilities and allowance for doubtful accounts. In addition, general and administrative expenses include legal, accounting services and general corporate expenses.

General and Administrative Costs – General and administrative costs totaled $799,015. This represented an increase of $14,57 from $784,443 (2015-QTR).

Research and Development ("R&D") Expense – Research and development expenses consist primarily of salaries and overhead expenses, non-cash stock based compensation expense, consultant fees, prototype development expenses and other costs associated with the design, development and testing of our products and enhancements of our rechargeable energy cells and battery products. We expense all research and development expenses as incurred and capitalize certain costs of product development when the projects under development reach technological feasibility.

For the first quarter of fiscal year 2016, research and development expenses were $3,461,274 compared to $15,804 or an increase of $3,445,470 over the first quarter of fiscal year 2015. The increase in the three months ended March 31, 2016 compared to the same period of the prior year was driven by increased salaries and overhead expenses, increased consulting expenses and increased expenses in the development of new products. We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings. Over the long term, we expect our research and development expenses to decrease in absolute dollars as we continue to invest in the development of new solutions and improve existing products; however, we expect those expenses to fluctuate in future periods based on fluctuations in our revenue and the timing of those expenses. In the near term, we continue to focus on expense control and we anticipate that our level of R&D expenses will be variable quarter-to-quarter as we increase headcount to further strengthen and enhance our products.

The increases in research and development expenses in the first quarter of fiscal year 2016 were due to the following:

• $346,306 for rent as a result of increases in renewal terms for the lease on our headquarters.
• $354,185 for depreciation.
• $610,910 for personnel costs of our US operations and manufacture facility.
• $100,793 for travel expenses.
• $435,548 for professional fees.
• $1,126,143 for research and development materials.
• $68,940 for insurance.
• $41,983 for legal services.
• $376,463 for other research and development costs in the period.

Liquidity and Capital Resources

We incurred a net loss of $4,963,684 for the three months ended March 31, 2016. Cash and cash equivalents on hand totaled $3,240,672. The Company is party to $5,500, 000 lender note to a related party – see note 11.

We were previously reliant upon equity financing from external sources that had been arranged by our major shareholder, Precept, which has undertaken to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the international investment community. Management believes that with sale and monetization of our interest in Leclanché in December 2015, it has the capital resources necessary to fund our current production requirements.

Leclanché Transaction.

On February 2, 2015, the Company executed a Stock Purchase Agreement to acquire the 11,000,000 shares of Leclanché from Precept, which shares are held by Precept, for and on behalf of Precept Fund and Prescient SP, in consideration of the Company's execution of the Leclanché Restructuring Agreement, the Leclanché Loan Transfer Agreement and the issuance of 78,763,500 additional shares of the Company's common stock, which will be comprised of "restricted securities" as defined in SEC Rule 144.  The number of shares of this issuance was computed by multiplying the CFH5,000,000 (the amount of the loan to Leclanché) by the referenced closing CHF exchange rate at the agreed date of December 4, 2014, of 1.0301, which equaled a credit of US$5,150,500; deducting this amount from the Purchase Price (as defined in the Stock Purchase Agreement) of the 11,000,000 Leclanché shares multiplied by the referenced US$4.12 per share price of Leclanché shares, which equaled $45,320,000, leaving a balance of $40,169,500; and dividing the closing price of the agreed upon common stock price of the Company of US$0.51 on December 4, 2014, resulting in a quotient of 78,763,725 shares being required to be issued by the Company in payment of the balance of the Purchase Price of the 11,000,000 Leclanché shares. On December 31, 2015, the Company realized a gain on the sale of its interest in Laclanché of $15,987,100. On May 16, 2016 the Company received a final payment of CHF 1,980,000 or approximately $2,000,000 in fees related to the Leclanché transaction which closed in December 2015.

Off-Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2015 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective, as a result of certain material weaknesses. We did not maintain a fully automated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliations and adjustments were required in order to produce financial statements for external reporting purposes.

The specific material weaknesses that management identified in our internal controls as of March 31, 2016 that persist are as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

Plans for Remediation of Material Weaknesses

We have begun implementing changes to strengthen our internal controls and will continue to implement remediation plans for the identified material weaknesses and expect the work on the plan will continue throughout 2016. On May 9, 2016 the Company hired a full-time Chief Financial Officer with US GAAP experience who is on-site. The Company has appointed 3 independent directors to serve on its Audit, Nomination and Compensation committees. The Company is also currently formalizing and implementing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non- accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

Additional measures may be necessary, and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A.  Risk Factors.

Not required; however, see Item 1A of our 10-K Annual Report for the year ended December 31, 2015, which was filed with the SEC on April 14, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

Date*	Subscriber*	Shares*	Consideration*
1/14/16	Consultants	11,358	Services
1/29/16	Service provider	100,000	Services
2/18/16	One private investor	200,000	$100,000
3/23/16	Service provider	100,000	Services

All of these shares were offered and sold in transactions exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2).

Item 3. Mine Safety Disclosures.

None, not applicable

Item 4. Other Information.

None.

Item 5. Exhibits.

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer

32
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 proved by Stephen J. Barber, CEO, and Director, David Phillips, Chief Financial Officer

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date: May 23, 2016	By: /s/Stephen J. Barber
Stephen J. Barber
Chief Executive Officer

Date: May 23, 2016	By: /s/David.Phillips
David Phillips
Chief Financial Officer