Form 10-Q/A
period 2015-03-31
Oakridge Global Energy Solutions, Inc.
filed 2016-07-08
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

Outstanding Shares

There were 165,241,388 shares of common stock outstanding as of May 20, 2015.

There were 272,451,382 shares of common stock outstanding as of July 8, 2016.

EXPLANATORY NOTE

The Company is filing this amendment to the Company's Form 10-Q Quarterly Report for the period ended March, 31, 2015 (the "Original Filing"), to correct the accounting treatment previously accorded for certain transactions and to restate the related financial statements, including items addressed by SEC Staff comments.

This Amendment No. 3 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission ("SEC") subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.  For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Filing and previous amendments. This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date.

The restatements are being made to correct the previous accounting treatment to:

•	Correctly account for the Leclanché transaction completed on February 2, 2015 as an investment $45,320,000 which was initially accounted for in the June 30, 2015 period.
•	Expand on the Company's footnote disclosures related to the acquisition of Bent-Tronics transaction completed in first quarter of 2015.
•	Expand the Company's footnote disclosures related to share-based payments.
•	Expand the Company's footnote disclosures related to warrants issued to various employees and consultants.
•	Revise and expand the Company's disclosures regarding its material weakness controls and procedures.
•	Revise and expand our management discussion and analysis.
•	Provide certifications required by Item 601(b)(31) of Regulation S-K.

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to "Oakridge," the "Company," "we," "us," "our" and words of similar import refer to Oakridge Global Energy Solutions, Inc., a Colorado corporation and its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada"). Our wholly-owned subsidiary, Carbon Strategic Pte Ltd, a Singapore corporation ("Carbon Strategic").

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward- looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statements that we file with the Securities and Exchange Commission (the "SEC"), including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015, and which is referenced in Part II, Item 1A, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Company.

Oakridge Global Energy Solutions, Inc.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Page(s)

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015, and 2014	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 11

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash	$23,093	$19,092
Inventory	3,459,716	121,829
Investments	48,020,892	3,980
Prepaid expenses	37,534	-
Subscription receivable	-	200,000
Total current assets	51,541,235	344,901

Fixed assets – net	14,810,056	1,052,802
Deposits	104,972	17,242
Related party advance	-	5,052,500
Total assets	$66,456,263	$6,467,445

Liabilities and Shareholders' Deficit
Accounts payable and accruals	$162,875	$343,536
Due to related parties	144,560	130,359
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,307,435	2,473,895

Shareholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares authorized 163,001,388 and 161,401,388 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	163,001	161,401
Additional paid-in capital	20,447,908	19,960,524
Stock subscriptions	40,309,065	-
Retained earnings (deficit)	634,617	(15,486,122)
Deferred stock-based compensation	(102,750)	(205,500)
Accumulated other comprehensive income (loss)	2,696,987	(436,753)
Total shareholders' equity (deficit)	64,148,828	3,993,550

Total Liabilities and Shareholders' Deficit	$66,456,263	$6,467,445

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenues	$-	$-
Cost of sales	-	-
	-	-
Operating expenses:
General and administrative	729,825	647,271
Research and development	699,734	406,277
Total operating expenses	1,429,559	1,053,548
Operating income/(loss)	(1,429,559)	(1,053,548)

Other income (Expenses):
Gain on Brent –Tronics acquisition	17,579,887	-
Interest expense	(29,589)	(29,589)
Total other income/(expense)	1,7550,298	(29,589)
Net income (loss) before tax	16,120,739	(1,083,137)
Income tax benefit	-	-
Net gain (loss)	$16,120,739	$(1,083,137)
Other Comprehensive Income
Foreign currency translation on Investments	313,056	-
Unrealized gain on available for sale securities	2,383,931	-
Total Comprehensive Income (Loss)	18,817,726	(1,083,137)
Basic income (loss) per share	$0.11	$(0.01)
Diluted income (loss) per share	$0.09	$(0.01)
Basic weighted shares outstanding	144,109,739	107,272,221
Diluted weighted shares outstanding	183,491,601	107,272,221

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31
	2015	2014
Cash flow from operating activities:
Net income/(loss)	$16,120,739	$(1,083,137)
Adjustment to reconcile net income/(loss) to net cash from operations:
Gain on Brent-Tronics	(17,579,887)	-
Depreciation and amortization	484,746	79,723
Foreign exchange losses on related party loan	436,753	-
Stock based compensation	102,750	-
Changes in assets and liabilities, net of effects of acquisition
(Increase) decrease in inventory	-	(3,166)
(Increase) decrease in long-term contract	-	62,500
(Increase) decrease in prepaid expenses	(37,534)	18,763
(Increase) decrease in security deposit	(87,730)	-
(Increase) decrease in other current assets	-	1,521
Increase (decrease) in due from related party	14,201	-
Increase (decrease) in accounts payable and accruals	(180,661)	399,513
Net cash used in operating activities	(726,623)	(524,283)

Cash Flow from investing activities:
Purchase of fixed assets	-	(30,299)
Purchase of investments	75	-
Net cash from used in investing activities	75	(30,299)

Cash flow from financing activities:
Proceeds from private placement	730,549	150,000
Net cash from financing activities	730,549	150,000

Net increase (decrease) in cash and cash equivalents	4,001	(404,582)
Cash and cash equivalents, beginning of period	19,092	404,927
Cash and cash equivalents, end of period	23,093	345

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplementary Information on Non-Cash Transactions
Acquisition of 1,250,000 Leclanché S. A shares in exchange of Related Party Notes receivable	5,145,000	-
Stock subscriptions of 78,763,725 to Precept Fund Management for the acquisition of 9,750,000 Leclanché S.A. shares.	40,174,065	-

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

Note 4 – Going Concern

The Company has dedicated substantial resources required to research and development and marketing of the Company's products which include general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop products. These conditions raise substantial doubt about the Company's ability to continue as a going concern. We require financing for our plan of operations.  Current cash on hand is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $10 million to maintain our current operations through the next 12 months and up to $5 million to continue our research and development. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

The Company has operating losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through convertible debt from a shareholder and sale of our common stock and subscriptions from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

 We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 5 – Acquisition of Brent-Tronics

In October 2014, the Company acquired substantially all assets of Brent-Tronics Inc. for cash consideration of $155,000. The Company initially measures the separately recognizable identifiable assets acquired and the liabilities assumed as of the acquisition date in accordance with the requirements of Accounting Standards Codification ("ASC") 805, Business combination. The actual delivery of the equipment arrived during first quarter of 2015 and accordingly the Company's management performed an independent appraisal of the assets and based on the appraisal report, purchase price was allocated as follows:

March 31, 2015
Property and equipment	$14,397,000
Raw material inventory	1,886,482
Supplies inventory	1,451,405
Total	$17,734,887

Total consideration paid	155,000
Gain on bargain purchase	$17,579,887

For the quarter ended March 31, 2015, the Company recognized a gain on the bargain purchase of $17,579,887 on the consolidated statements of operations.

Note 6 - Property and equipment

Property and equipment, recorded at cost, consists of the production equipment acquired for the manufacture of Lithium ion battery cells and systems and assets used in the research and development of the thin film lithium battery.  The assets are being depreciated over seven and ten years using the straight-line method of depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounting records, and any resulting gain or loss is reflected in the Statement of Operations for the period. The cost of maintenance and repairs is expensed as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful lives.

At March 31, 2015 and December 31, 2014, property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Equipment	$15,550,395	$1,308,395
Office equipment	94,651	94,651
Software	34,357	34,357
Leasehold improvements	93,765	93,765
	15,773,168	1,531,168
Less accumulated depreciation and amortization	(963,112)	(478,366)
	$14,810,056	$1,052,802

Depreciation expenses for the three months ending March 31, 2015 and 2014 was $484,746, and $79,723, respectively.

Note 7 – New Accounting Pronouncements

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

Income tax expense reflects the expense or benefit only on the Company's domestic taxable income. Income tax expense and benefit from the Company's foreign operations are not recognized, as they have been fully reserved.

Note 9 – Net Income (Loss) Per Common Share

A basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share.

Note 10 – Inventories

Significant components of inventory at March 31, 2015 and December 31, 2014 consist primarily of:
	March 31, 2015	December 31, 2014
Raw and packaging material	$2,004,971	$118,489
Supplies	1,454,745	3,340
Total	$3,459,716	$121,829

Note 11. – Equity

Common Stock Sold Privately

During the first quarter of 2015, the Company sold common stock to 4 qualified investors, as governed by Regulation S at a purchase price of $0.25 per share.

The following table summarizes transactions under the private offering as follows:

Common Shares	Price Per Share	Gross Proceeds	Net Proceeds
2,140,000.25		$ 535,000	$ 535,000

Note 12 – Investments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability. The Company's valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of the Company's debt instruments and all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has elected the fair value option for investments in securities.

The following tables show the Company's cash and available-for-sale securities' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of March 31, 2015 and December 31, 2014:

March 31, 2015

Date	Adjusted Cost	Unrealized Gain Price Per Share	Unrealized Losses	Fair Value
Level 1:
Investments in Leclanché S. A.	$45,320,000	$2,696,987	$-	$48,016,987
Other Investments	3,905	-	-	3,905
	$45,323,905	$2,696,987	-	$48,020,892

December 31, 2014

	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value
Level 1:
Other investments	$3,905	-	-	$3,905

Note 13 - Convertible secured debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited; a Hong Kong organized company ("Newmark"), a former principal shareholder of the Company. The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark's request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price ("VWAP") of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark. The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia"). The Company had also agreed to grant a lien to Newmark on all of the Company's equipment and intellectual property to secure payment of the loan and accrued interest. The lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia. Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the "Expedia Loan." The loan maturity date has been extended by Expedia to August 31, 2015. Accrued interest payable on the convertible notes was $100,017 and $70,428 at March 31, 2015 and December 31, 2014, respectively.

Note 14 - Related party note

The Company has received a short-term loan from Silveron Capital Partners, which is controlled, by one of the Company's former directors for $144,560. The total liability includes accrued interest of $14,201. This note is due on demand and bears annual interest of 10%.

Note 15 - Leclanché

On June 3, 2014 the Company entered into a Convertible Loan and Investment Agreement with Leclanché SA for CHF 3,000,000 or approximately $3,090,000, which was subsequently amended and increased to CHF 5,000,000 or approximately $5,150,000 on August 2, 2014.

On February 2, 2015, the Company executed a Stock Purchase Agreement to acquire 11 million shares of stock of Leclanché S.A., or 45%, a non-controlling interest in the Swiss Company ("Leclanché") traded on the SIX (Swiss Exchange) under the symbol "LECN" from Precept Fund Management SPC ("Precept"). In consideration for the 11 million Leclanché shares, the Company issued 78,763,725 shares of common stock to Percept.  The purchase price of $45,320,000 (11 million multiplied by $4.12) was computed based on the Leclanché's closing share price on the agreement date of December 4, 2014. In addition to the 78,763,765 shares of common stock issued, additional consideration of $5,150,000 was given to Precept in the form of assigning its convertible notes receivable from Leclanché.

The Company did not exercise control over the management of Leclanché and accordingly as of March 31, 2015 as required by ASC 323, Investments- Equity method and joint ventures, and accordingly, the Company has fair valued the investments based on the closing price on the Swiss Stock exchange in accordance with ASC 820, Fair value measurement. For the quarter ended March 31, 2015, we had an unrealized gain of $2,696,987, which was recorded in other comprehensive income.

Note 16 – Subsequent Events

The Company has evaluated subsequent events through April 7, 2015 and determined the following subsequent events.

The Company has accepted subscriptions to issue 940,000 shares of its common stock to various accredited investors as follows:

Date	Common Shares	Price Per Share	Gross Proceeds	Net Proceeds
April 1, 2015	940,000.25		$235,000	$185,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company is continuing the research and development of its patented, proprietary energy cells technology for lithium-ion batteries for military, civilian and medical applications. It plans to begin commercialization of its products in 2016.

Our Plan of Operation for 2016 consists of the following objectives:

(1)	Begin our sales and marketing of our commercial golf car batteries, living space power battery systems, and starter motor batteries by establishing a distribution network;
(2)	Begin our sales and marketing of our commercial Radio Controlled Unmanned Vehicle batteries by establishing a distribution network;
(3)
Complete our manufacturing facility in Palm Bay, Florida, which will have the ability to manufacture six-megawatt hours of products annually. In the first quarter of 2015, the installation of the equipment purchased in the fourth quarter 2014 under the Bren-Tronics agreement has been installed and into the Company's 68,718 square feet of leased space; and

(4)	Arrange for the private sale of our non-controlling interest in Leclanché shares to monetize that purchase and to assist in the funding of our expansion plans for 2016 and beyond.

Management believes it will have a range of commercially saleable products large format golf car batteries and small format remote control ("R/C") market batteries), which it will produce in commercially viable quantities. Our focus is on developing and marketing these commercial products for which there is a substantial market. We are also presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

For the three month period ended March 31, 2015, compared to the three month period ended March 31, 2014

During the three months ended March 31, 2015, we had $0 in revenue, with $0 in cost of sales, for $0 in gross profit.

We had general and administrative expenses of $729,825 during the first quarter of 2015 as compared to $647,271 in the first quarter 2014, an increase of $82,554 or 13%. General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance and administrative personnel, facilities. In addition, general and administrative expenses include legal, accounting service and general corporate expenses. The increases in general and administrative were primarily due to increase in payroll expenses.

We had $699,734 in research and development during the first quarter of 2015 as compared to $406,277 in the first quarter 2014, an increase of $293,457 or 72%. The increase in research and development was primarily due to continued compensation and related costs for personnel responsible for the research and development of new products as well as improvements to existing products. We expense research and development costs as they are incurred. This increase in the first quarter 2015 was primarily due to an increase in labor related costs largely as a result of an increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $102,000.

We expect that research and development expenses will increase in dollar amount in 2015 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products.

Our total operating expenses were $1,429,559 during first quarter 2015 as compared to $1,053,548 during first quarter 2014, an increase of $376,011 or 36%.  The increase was primarily due to the expenses disclosed above.

We had interest expense of $29,589 for the three months ended March 31, 2015, for a net gain of $16,120,739 and a total comprehensive gain of $18,817,726.

Liquidity and Capital Resources

We had cash of $23,093 and had working capital of $49,233,800 on March 31, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Until we commence sales of our products and reach breakeven from our manufacturing and sales efforts, we are dependent on equity financing from external sources and investors who in part, have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the investment community. Our primary source of funding since July 2013 has been Precept, our major shareholder. Its ownership and control of approximately 92% of our outstanding voting securities include 750,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, and a director, who has voting control of approximately 142,400,000 shares through Precept.

Despite our losses since inception, we continue to explore the sale of our non-controlling interest in Leclanché, a publicly traded company on the Swiss Exchange. In addition, we are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all. The sale of additional equity or convertible debt securities will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has dedicated substantial resources required to research and development and marketing of the Company's products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop products. These conditions raise substantial doubt about the Company's ability to continue as a going concern. We require financing for our plan of operations.  Current cash on hand is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $10 million to maintain our current operations through the next 12 months and up to $5 million to continue our research and development. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

The Company has operating losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through convertible debt from a shareholder and subscriptions from a related party. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.  Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company ("Newmark"), a former principal shareholder of the Company and the former owner of Carbon Strategic, the Company's inactive wholly-owned subsidiary (the "Newmark Loan"). The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark's request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price ("VWAP") of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark. Any shares acquired in conversion of the notes would be comprised of "restricted securities" as defined in Rule 144 of the SEC. The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia"). The Company had also agreed to grant a lien to Newmark on all of the Company's equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia. Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the "Expedia Loan." The loan maturity date has been extended by Expedia to August 31, 2015. Accrued interest payable on the convertible notes comprising the loan was $ $100,317.

Cash Flows for the three Months Ended March 31, 2015

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $726,623. Our net income of $16,120,739, when adjusted by various non-cash items aggregating $16,555,638 which impacted net income but do not impact cash during the period, such as the gain on the acquisition of Brent-Tronics, stock based compensation or depreciation and amortization, resulted in a net cash used of $434,899.  In addition, changes in operating assets and liabilities necessary to support our operations used cash of $291,724 as follows:

$37,534 used for increase in prepaid expenses and other current assets, which is not considered significant;
$87,730 used for increased in security deposit and;
$180,661 used in reduction in accounts payable.
$ 14,201 provided by increase in due from related party.

Cash Flows from Financing Activities

Our financing activities contributed $730,549 in net cash during the three months ended March 31, 2015 as a result of proceeds from the sale of common stock.  Total proceeds include $530,549 from stock sales and the remaining is the outstanding balance on subscription receivables of $200,000.

Off-Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under supervision and with the participation of our management, we conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation identified a material weakness in the Company's internal control over financial reporting.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of March 31, 2015 our disclosure controls and procedures were not effective, as a result of certain material weaknesses. We did not maintain a fully automated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliations and adjustments were required in order to produce financial statements for external reporting purposes.

The specific material weaknesses that management identified in our internal controls as of March 31, 2015 that persist are as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

These deficiencies resulted in the following:

•	Incorrectly accounting for the Company's $45,325,000 non-controlling investment in Leclanché;
•	Incorrectly accounting for the $17,579,887 bargain purchase appreciation of our fixed assets of Brent- Tronics.

Plans for Remediation of Material Weaknesses

•	Simplifying and consolidation of our accounting systems;
•	Hiring of additional staff;
•	Segregation and defining duties so no one person has control over the entire process;
•	Enhancing our training program for accounting personnel;
•	Providing online, real-time access to accounting personnel;
•	Establishing more comprehensive review procedures; and
•	Implementing procedures to improve the reconciliation of accounts in a timely matter.

We have begun implementing changes to strengthen our internal controls and will continue to implement remediation plans for the identified material weaknesses and expect the work on the plan will continue through 2016. We continue to search for qualified management staff. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2015 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A.  Risk Factors.

Not required; however, see Item 1A of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 08, 2015 and further amended on March 03, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

During the first quarter of 2015, the Company sold common stock to 4 qualified non U.S. investors as governed by Regulation S at a purchase price of $0.25 per share and the exemption provided under Section 4(a)(2) of the Securities Act. The shares issued contain restrictive legends.

The following table summarizes transactions under the private offering as follows:

Common Shares	Price Per Share	Gross Proceeds	Net Proceeds
2,140,000.25		$535,000	$535,000

Item 3. Mine Safety Disclosures.

None, not applicable.

Item 4. Other Information.

None.

Item 5 Exhibits.

Exhibit No.	Identification of Exhibit

10.1	Stock Purchase Agreement dated February 2, 2015

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date: July 8, 2016 By: /s/Stephen J. Barber
Stephen J. Barber
Chief Executive Officer

Date: July 8, 2016 By: /s/David.Phillips
David Phillips
Chief Financial Officer