Form 10-Q/A
period 2015-06-30
Oakridge Global Energy Solutions, Inc.
filed 2016-07-08
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-3

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

Outstanding Shares

There were 269,996,957 shares of common stock outstanding as of August 19, 2015.

There were 272,451,382 shares of common stock outstanding as of July 8, 2016.

EXPLANATORY NOTE

The Company is filing this amendment to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2015 (the "Original Filing"), to correct the accounting treatment previously accorded for certain transactions and to restate the related financial statements, including items addressed by SEC Staff comments.

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

The restatements are being made to correct the previous accounting treatment to:

•	Expand on the Company's footnote disclosures related to the acquisition of Brent-Tronics transaction completed in first quarter of 2015.
•	Expand the Company's footnote disclosures related to share-based payments.
•	Expand the Company's footnote disclosures related to warrants issued to various employees and consultants.
•	Revise and expand the Company's disclosures regarding its material weakness controls and procedures.
•	Revise and expand our management discussion and analysis.
•	Provide certifications required by Item 601(b)(31) of Regulation S-K.

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to "Oakridge," the "Company," "we," "us," "our" and words of similar import refer to Oakridge Global Energy Solutions, Inc., a Colorado corporation and its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada"). Our former wholly-owned subsidiary, Carbon Strategic Pte Ltd, a Singapore corporation ("Carbon Strategic").

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

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

Oakridge Global Energy Solutions, Inc.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2015, and 2014	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 14

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash	$-	$19,092
Inventory	3,458,980	121,829
Investments	42,912,705	3,980
Prepaid expenses	2,500	-
Subscription receivable	-	200,000
Total current assets	46,374,185	344,901

Fixed assets – net	14,325,313	1,052,802
Deposits	96,847	17,242
Related party advances	-	5,052,500
Total assets	$60,796,345	$6,467,445

Liabilities and Shareholders' Deficit
Accounts payable and accruals	$338,404	$343,536
Due to related parties	231,301	130,359
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,569,705	2,473,895

Shareholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares Authorized, 257,230,113 and 161,401,388 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	257,230	161,401
Additional paid-in capital	70,576,806	19,960,524
Accumulated deficit	(10,196,195)	(15,486,122)
Deferred stock-based compensation	-	(205,500)
Accumulated other comprehensive loss	(2,411,201)	(436,753)
Total shareholders' equity	58,226,640	3,993,550

Total liabilities and shareholders' equity	$60,796,345	$6,467,445

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30

	2015	2014	2015	2014
Revenues	$1,110	$52,200	$1,110	$52,200
Cost of sales	(878)	(28,736)	(878)	(28,736)
Gross profit	232	23,464	232	23,464

Operating Expenses:
General and administrative	1,947,974	637,764	2,666,570	1,285,036
Marketing	81,984	-	93,213	-
Research and development	8,572,668	492,907	9,272,402	899,184
Total operating expenses	10,602,626	1,130,671	12,032,185	2,184,220
Operating income/(loss)	(10,602,394)	(1,107,207)	(12,031,953)	(2,160,756)

Other income (expenses):
Gain on Brent-Tronics acquisition	-	-	17,579,887	-
Interest expense	(29,918)	(29,918)	(59,507)	(59,507)
Total other income (expense)	(29,918)	(29,918)	17,520,380	(59,507)
Net income (loss) before tax	(10,632,312)	(1,137,125)	5,488,427	(2,220,263)
Income tax benefit	-	-	-	-
Net income (loss)	$(10,632,312)	$(1,137,125)	$5,488,427	$(2,220,263)
Other Comprehensive Income
Foreign currency translation	791,473	27,500	1,104,529	27,500
Unrealized loss on available for sale securities	(5,899,660)	-	(3,515,729)	-
Total Comprehensive Income (Loss)	$(15,740,499)	$(1,109,625)	$3,077,227	$(2,192,763)
Basic and diluted income (loss) per share	$(0.05)	$(0.01)	$.03	$(0.02)
Basic and diluted weighted shares outstanding	210,115,751	108,019,474	210,115,751	107,647,912

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30
	2015	2014
Cash Flow From Operating Activities:
Net income (loss)	$5,488,427	$(2,220,263)
Adjustment to reconcile net income/(loss) to net cash from operations:
Gain on Brent-Tronics acquisition	(17,579,887)	-
Depreciation and amortization	969,489	159,806
Foreign exchange losses on related party loan	436,753	-
Stock option expense	4,434,749	-
Stock issued for services	4,410,001	-
Changes in assets and liabilities, net of effects of acquisition
(Increase) decrease in inventory	736	(3,166)
(Increase) decrease in long-term contract	-	125,000
(Increase) decrease in prepaid expenses	(2,500)	18,201
(Increase) decrease in security deposit	(79,605)	-
(Increase) decrease in other current assets	-	(24,579)
Increase (decrease) in accounts payable and accruals	(5,131)	997,230
Net cash from operating activities	(1,926,968)	(947,771)

Cash Flow From Investing Activities:
Purchase of fixed assets	-	(33,231)
Purchase of investments	75	-
Net cash from investing activities	75	(33,231

Cash Flow From Financing Activities:
Net proceeds from issuance of ordinary shares	1,806,859	405,307
Loan from related party	100,942	262,000
Net cash from financing activities	1,907,801	667,307

Net increase (decrease) in cash and cash equivalents	(19,092)	(313,695)
Cash and cash equivalents, beginning of period	19,092	404,927
Cash and cash equivalents, end of period	-	91,232

Cash paid for taxes	$-	$-
Cash paid for interest	-	-
Supplementary Information on Non-Cash Transactions
Acquisition of 1,250,000 Leclanché S. A shares in exchange of Related Party Notes receivable	5,145,000	-
Stock subscriptions of 78,763,725 to Precept Fund Management for the acquisition of 9,750,000 Leclanché S.A. shares.	40,174,065	-
See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim Condensed Consolidated Financial Statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2014, financial statements, which accompanied its 10-K Annual Report filed with the SEC on May 8, 2015. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company charged $0 to bad debt expense for the period six months ended June 30, 2015. An analysis of the allowance for doubtful accounts balance at June 30, 2015, determined that no reserve was required.

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

Note 4 – Going Concern (continued)

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

Note 5 – Acquisition of Brent-Tronics

In October 2014, the Company acquired substantially all assets of Brent-Tronics Inc. for cash consideration of $155,000. The Company initially measures the separately recognizable identifiable assets acquired and the liabilities assumed as of the acquisition date in accordance with the requirements of Accounting Standards Codification ("ASC") 805, Business combination. The actual delivery of the equipment arrived during first quarter of 2015 and accordingly the Company's management received an independent appraisal for the equipment and has evaluated the fair market value of the inventory. Based on the appraisal report and inventory value, the purchase price was allocated as follows:

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

At June 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Equipment	$15,550,395	$1,308,395
Office equipment	94,651	94,651
Software	34,357	34,357
Leasehold improvements	93,765	93,765
	15,773,168	1,531,168
Less accumulated depreciation and amortization	(1,447,855)	(478,366)
	$14,325,313	$1,052,802

Depreciation expenses for the six months ended June 30, 2015 and 2014 was $969,489, and $159,806.

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

Note 9 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the six month periods ended June 30, 2015, and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 10 – Inventories

Significant components of inventory at June 30, 2015 and December 31, 2014 consist primarily of:

	June 30, 2015	December 31, 2014
Raw and packaging material	$2004,235	$118,489
Supplies	1,454,745	3,340
Total	$3,458,980	$121,829

Note 11. – Equity

Common Stock Sold Privately

During the second quarter of 2015, the Company sold common stock to 6 qualified non U.S. investors as governed by Regulation S at a purchase price of $0.25 per share and the exemption provided under Section 4(a)(2) of the Securities Act. The Company has paid commissions of $233,690 related to the stock issuance. The shares issued contain restrictive legends.

The following table summarizes transactions under the private offering as follows:

Common Shares	Price	Gross Proceeds	Net Proceeds
940,000	0.25	$235,000	$185,000
800,000	0.25	200,000	157,000
200,000	0.25	50,000	40,000
300,000	0.25	75,000	60,000
1,000,000	0.25	250,000	200,000
1,200,000	0.25	300,000	234,310
4,440,000		$1,110,000	$876,310

Other Issues of Common Stock

During the second quarter of 2015, the Company issued 11,025,000 shares for services provided by various employees and consultants valued at $0.45 per share, which resulted in an expense of $4,410,001.

Stock Options

On May 22, 2015, the Company executed a Stock Option Agreement for services rendered, granting an option to purchase 2,000,000 shares of the Company's common stock at $0.25 per share for services rendered. These options are for a six months term and expire on November 30, 2015.  The Company valued the 2,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.40 market price, $0.25 exercise price, .5 years expected life, 303.5% volatility, 0.09% risk free rate.

On June 3, 2015, the Company executed a Stock Option Agreement for services rendered, granting an option to purchase 3,000,000 shares of the Company's common stock at $0.25 per share for services rendered. These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 3,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.38 market price, $0.25 exercise price, 3 years expected life, 302.4% volatility, 0.96% risk free rate.

On June 10, 2015, the Company executed a Stock Option Agreement for services rendered, granting an option to purchase 1,000,000 shares of the Company's common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 1,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.44 market price, $0.25 exercise price, 3 years expected life, 303.1% volatility, 0.96% risk free rate.

On June 10, 2015, the Company executed a Stock Option Agreement for services rendered, granting an option to purchase 5,000,000 shares of the Company's common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 5,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.44 market price, $0.25 exercise price, 3 years expected life, 303.1% volatility, 0.96% risk free rate.

Stock Options (continued)

On June 22, 2015, the Company executed a Stock Option Agreement for services rendered, granting an option to purchase 25,000 shares of the Company's common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on June 30, 2018.  The Company valued the 25,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.37 market price, $0.25 exercise price, 3 years expected life, 301.4% volatility, 0.96% risk free rate.

The Company has recorded stock-based compensation expense of $4,434,750 related to these options for the quarter ended June 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value if Exercised
Balance March 31, 2015	-	$-	$-	-	$-
Granted	11,025,000	.24	.40	2.5	2,616,250
Exercised	200,000	-	-	-	(48,000)
Cancelled/Expired	-	-	-	-	-
Outstanding as of June 30, 2015	10,825,000	$.24	$.40	2.5	$2,568,250
Exercisable as of June 30, 2015	10,825,000	$.24	$.40	2.5	$2,568,250
Balance June 30, 2015	10,825,000	$.24	$.40	2.5	$2,568,250

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

The following tables show the Company's cash and available-for-sale securities' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term available for sale securities as of June 30, 2015 and December 31, 2014:

Note 12 – Investments (continued)
June 30, 2015

	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value
Level 1:
Investments in Leclanché S. A.	$45,320,000	$-	$(2,411,200)	$42,908,800
Other Investments	3,904	-		3,904
	$45,323,904	$-	$(2,411,200)	$42,912,704

December 31, 2014

	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value
Level 1:
Other investments	$3,904	-	-	$3,904

Note 13 - Convertible secured debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company ("Newmark"), a former principal shareholder of the Company and the former owner of Carbon Strategic, the Company's inactive wholly-owned subsidiary (the "Newmark Loan"). The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark's request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price ("VWAP") of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark. Any shares acquired in conversion of the notes would be comprised of "restricted securities" as defined in Rule 144 of the SEC. The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia"). The Company had also agreed to grant a lien to Newmark on all of the Company's equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia. Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the "Expedia Loan." The loan maturity date has been extended by Expedia to August 31, 2015. Accrued interest payable on the convertible notes on the loan was $129,935 as of June 30, 2015.

Note 14 - Related party note

The Company has received a short-term loan from Silveron Capital Partners which is controlled, by one of the Company's former directors for $144,560. The total liability includes accrued interest of $14,201. This note is due on demand and bears annual interest of 10%. The balance due as of June 30, 2015 is $145,930.

Note 15 - Leclanché

On June 3, 2014 the Company entered into a Convertible Loan and Investment Agreement with Leclanché S.A. for CHF 3,000,000 or approximately $3,090,000, which was subsequently amended and increased to CHF 5,000,000 or approximately $5,150,000 on August 2, 2014.

On February 2, 2015, the Company executed a Stock Purchase Agreement to acquire 11 million shares of stock of Leclanché S.A., or 45%, a non-controlling interest in the Swiss Company ("Leclanché") traded on the SIX (Swiss Exchange) under the symbol "LECN" from Precept Fund Management SPC ("Precept"). In consideration for the 11 million Leclanché shares, the Company issued 78,763,725 shares of common stock to Percept.  The purchase price of $45,320,000 (11 million multiplied by $4.12) was computed based on the Leclanché's closing share price on the agreement date of December 4, 2014. In addition to the 78,763,725 shares of common stock issued, additional consideration of $5,150,000 was given to Precept in the form of assigning its convertible notes receivable from Leclanché.

The Company did not exercise control over management of Leclanché and accordingly as of June 30, 2015 as required by ASC 323, Investments-Equity method and joint ventures, and accordingly, the Company has fair valued the investments based on the closing price on the Swiss Stock exchange in accordance with ASC 820, Fair value measurement. For the quarter ended June 30, 2015, we had an unrealized loss of $2,411,201, which was recorded in schedule of other comprehensive income (loss).

Note 16 – Subsequent Events

The Company has evaluated subsequent events through December 3, 2015 and determined the following subsequent events.

The Company has issued 5,916,844 shares to various employees, consultants for services and investor relation's related services to the Company as follows:

Shares	Consideration	Date accepted	Expense
100,000	Services	07/02/2015	$25,000
91,844	Services	07/02/2015	22,961
2,500,000	Services	07/08/2015	625,000
250,000	Services	07/25/2015	62,500
250,000	Services	07/25/2015	62,500
25,000	Services	07/25/2015	6,250
1,000,000	Investor Relations	07/25/2015	250,000
1,500,000	Services	07/25/2015	375,000
100,000	Investor Relations	07/25/2015	25,000
100,000	Services	07/30/2015	25,000

5,916,844			$1,479,211

Note 16 – Subsequent Events (continued)

On July 25, 2015, the Company entered into a Consulting Agreement with an investor relations firm which was adopted by our Board of Directors, effective July 30, 2015, whereby the consultants agreed to provide financial consulting services and advice to the Company regarding various matters. The Consulting Agreement is for a term of six months, and provides for $10,000 per month in cash compensation and the issuance of 100,000 shares of the Company's common stock, all fully paid and non-assessable on the date of the Consulting Agreement.

On July 28, 2015, the Company entered into a Lease Agreement (the "Lease") with Tower Palm Bay, LLC, a Delaware limited liability company ("TPB"), whereby it leased approximately 68,718 square feet of space located at 3520 Dixie Highway, Palm Bay, Florida, that will house its new principal executive offices and its small format battery manufacturing facilities. The Lease has a term of 15 years and four months, commencing on August 1, 2015; an annual "Base Rent" of approximately $549,744 during the first year (with no monthly payments being due during the second, fourth, sixth and eighth month), and increasing incrementally, year to year, to approximately $856,483.24 during the last year of the Lease term; a security deposit of $91,624; provisions regarding the use of "Adjacent Land" for testing of products and a right of first refusal to purchase, lease or option such Adjacent Land; a 10 year option renewal of the Lease at "fair market value"; additional rent for the proportionate share of the expense for the operation, maintenance and repair of the common areas, the "Building," the Adjacent Land and the "Property" (as such terms are defined in the Lease), along with customary provisions that would be contained in similar leases. The Lease is essentially a "Triple Net Lease," meaning that the parties agreed that this Lease is intended to be, and shall be construed as, an absolutely net lease, whereby under all circumstances and conditions (whether now or hereafter existing or within the contemplation of the parties), Base Rent shall be a complete net return to TRB the Lease term, and the shall pay, and shall indemnify, defend and hold harmless TRB from and against any and all claims, losses, damages, expenses, costs, liabilities, obligations and charges whatsoever.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company is continuing the research and development of its patented, proprietary energy cells technology for lithium-ion batteries for military, civilian and medical applications. It plans to begin commercialization of its products in 2016.

Our Plan of Operation for 2016 consists of the following objectives:

(1)	Begin our sales and marketing of our commercial golf car batteries, living space power battery systems, and starter motor batteries by establishing a distribution network;
(2)	Begin our sales and marketing of our commercial Radio Controlled Unmanned Vehicle batteries by establishing a distribution network;
(3)	Arrange for the private sale of our non-controlling interest in Leclanché shares to monetize that purchase and to assist in the funding of our expansion plans for 2015 and beyond.

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

Results of Operations

For the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014

During the three months ended June 30, 2015, we had $1,110 in revenue, with $878 in cost of sales, for $232 in gross profit compared to the three months ended June 30, 2014, the Company had revenue of $52,200 with $28,736 in cost of sales and gross profit of $23,464.

We had general and administrative expenses of $1,947,974 during the second quarter of 2015 as compared to $637,764 in the second quarter 2014, an increase of $1,310,210 or 206%. General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance and administrative personnel, facilities and allowance for doubtful accounts. In addition, general and administrative expenses include legal, accounting service and general corporate expenses. The increases in general and administrative were primarily due to increase in stock based compensation for consulting related expenses for outsourced consultants of approximately $1,217,000, depreciation expenses of approximately $72,000 and payroll related expenses of approximately $21,000.

We had $8,572,668 in research and development expense during the second quarter of 2015 compared to $492,907 in the second quarter 2014, an increase of $8,079,761 or 1,600%. The increase in research and development expense was primarily due to stock based compensation of approximately $7,600,000, depreciation expenses of approximately $390,000 and payroll expenses of approximately $87,000 towards compensation and related costs for personnel responsible for the development of new products as well as improvements to existing products. We expense research and development costs as they are incurred. This increase in the second quarter 2015 was also due to an increase in labor related costs largely as a result of an increase in research and development headcount.

We expect that research and development expenses will continue increase in future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products.

Our total operating expenses were $10,602,626 during second quarter 2015 as compared to $1,130,671 during second quarter 2014, an increase of 9,471,955 or 838%.  The increase was primarily due to the expenses disclosed above.

We had interest expense of $29,918 for the three months ended June 30, 2015, for a net loss of $10,830,812, and a total comprehensive loss of $15,938,899.

For the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014

During the six months ended June 30, 2015, we had $1,110 in revenue, with $878 in cost of sales, for $232 in gross profit. We had general and administrative expenses of $2,666,570 and $9,272,402 in research and development.  The general and administrative charges consisted of rent, utilities, building repairs & maintenance, taxes & licenses, legal and professional charges and other miscellaneous charges related to general business operations.  Our total operating expenses were $12,032,185.  We had interest expense of $59,507 for the six months ended June 30, 2015, for a net income of $5,488,427, with $1,104,529 in foreign currency translation income and $3,515,729 related to unrealized loss on available for sale securities for a total comprehensive income of $3,077,227. The increase in research and development costs in 2015 as compared to 2014 was a reclassification of expense accounts and how the amounts relate to research & development opposed to expense exclusive to general & administrative.

During the six months ended June 30, 2014, we had $52,200 in revenues, with $28,736 in cost of sales, for $23,464 in gross profit. We had $1,285,036 attributable to general and administrative expenses, $899,184 in research and development costs and $59,507 in interest expense, for a net loss of $2,220,263, with $27,500 in foreign currency translation income for a total comprehensive loss of $2,192,763.

General and Administrative Expenses – General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance and administrative personnel, facilities and allowance for doubtful accounts. In addition, general and administrative expenses include legal, accounting services and general corporate expenses.

The increase in general and administrative expenses costs during the six months ended June 30, 2015, compared to the six months ended June 30, 2014 was the result of the higher charges consisted of rent, utilities, building repairs & maintenance, taxes & licenses, legal and professional charges and other miscellaneous charges related to general business operations.

We had $9,272,402 in research and development during the six months ended June 30, 2015 as compared to $899,184 for the six months ended June 30, 2014, an increase of $8,373,218 or 931%. The increase in research and development was due to continued compensation and related costs for personnel responsible for the research and development of new products as well as improvements to existing products. We expense research and development costs as they are incurred. This increase in the six month period ended June 30, 2015 was primarily due to an increase in labor related costs largely as a result of an increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of approximately $7,583,000.

We expect that research and development expenses will increase in future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products.

Liquidity and Capital Resources

We had cash of $0 and had working capital of $43,804,480 on June 30, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Until we commence sales of our products and reach breakeven from our manufacturing and sales efforts, we are dependent on equity financing from external sources and investors who in part, have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the investment community. Our primary source of funding since July 2013 has been Precept, our major shareholder. Percept and Stephen J. Barber, our Executive Chairman, CEO, and a director owns and control approximately 88% of our outstanding voting securities which include 5,750,000 shares directly owned by Stephen J. Barber.

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

Liquidity and Capital Resources (continued)

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

Cash Flows for the Six Months Ended June 30, 2015

Cash Flows from Operating Activities

Net cash used in Operating activities for the six months ended June 30, 2015 was $1,926,968. Our net income of $5,488,427, when adjusted by various non-cash items aggregating $7,328,895 which impacted net income but do not impact cash during the period, such as the gain on the acquisition of Brent-Tronics, stock based compensation or depreciation and amortization, resulted in a net cash used of 1,926,968. In addition, changes in operating assets and liabilities necessary to support our operations used cash of $86,500 as follows:

• $736 provided by the decrease in inventory levels which is not considered significant,
• $2,500 used in an increase in prepaid expenses and other current assets which is not considered significant,
• $79,605 used for increase in security deposits which is not considered significant,
• $5,131 used to decreased accounts payable which is not considered significant,

Cash Flows from Financing Activities

Our financing activities contributed $1,907,801 in net cash during the six months ended June 30, 2015 as a result of $1,806,859 proceeds from the sale of common stock and related party loan of $100,942.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of June 30, 2015 our disclosure controls and procedures were not effective, as a result of certain material weaknesses. We did not maintain a fully automated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliations and adjustments were required in order to produce financial statements for external reporting purposes.

The specific material weaknesses that management identified in our internal controls as of June 30, 2015 that persist are as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

These deficiencies resulted in the following:

•	Incorrectly accounted for the Company's $45,325,000 non-controlling investment in Leclanché;
•	Incorrectly accounted for the $17,579,887 bargain purchase appreciation of our fixed assets of Brent- Tronics.

Simplifying and consolidation of our accounting systems;

•	Hiring of additional staff;
•	Segregation and defining duties so no one person has control over the entire process;
•	Enhancing our training program for accounting personnel;
•	Providing online, real-time access to accounting personnel:
•	Establishing more comprehensive review procedures; and
•	Implementing procedures to improve the reconciliation of accounts in a timely matter.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2015 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A.  Risk Factors.

Not required; however, see Item 1A of our 10-K Annual Report for the year ended December 31, 2014, which was filed with the SEC on May 8, 2015 and amended on March 3, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

During the second quarter of 2015, the Company sold common stock to 6 qualified non U.S. investors as governed by Regulation S at a purchase price of $0.25 per share and the exemption provided under Section 4(a)(2) of the Securities Act. The Company has paid commissions of $233,690 related to the stock issuance. The shares issued contain restrictive legends.

The following table summarizes transactions under the private offering as follows:

Common Shares	Price	Gross Proceeds	Net Proceeds
940,000	0.25	$235,000	$185,000
800,000	0.25	$200,000	$157,000
200,000	0.25	$50,000	$40,000
300,000	0.25	$75,000	$60,000
1,000,000	0.25	$250,000	$200,000
1,200,000	0.25	$300,000	$234,310
4,440,000		$1,110,000	$876,310

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

99	Report of Independent Registered Public Accountant

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date: July 8, 2016	By: /s/Stephen J. Barber
Stephen J. Barber
Chief Executive Officer

Date: July 8, 2016	By: /s/David Phillips
David Phillips
Chief Financial Officer