Form 10-Q/A
period 2015-09-30
Oakridge Global Energy Solutions, Inc.
filed 2016-07-08
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2
(Amendment No. 2)

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

Outstanding Shares

There were 270,175,957, shares of common stock outstanding as of November 20, 2015.

There were 272,451,382 shares of common stock outstanding as of July 8, 2016.

EXPLANATORY NOTE

The Company is filing this amendment to the Company's Form 10-Q Quarterly Report for the period ended September 30, 2015 (the "Original Filing"), to correct the accounting treatment previously accorded for certain transactions and to restate the related financial statements, including items addressed by SEC Staff comments.

This Amendment No. 2 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission ("SEC") subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.  For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Filing and previous amendments. This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date.

The restatements are being made to correct the previous accounting treatment to:

•	Correctly account for the Brent-Tronics valuation, which resulted in a difference of $12,668,375.
•	Expand on the Company's footnote disclosures related to the acquisition of Brent-Tronics transaction completed in first quarter of 2015.
•	Expand the Company's footnote disclosures related to share-based payments.
•	Expand the Company's footnote disclosures related to warrants issued to various employees and consultants.
•	Revise and expand the Company's disclosures regarding its material weakness controls and procedures.
•	Revise and expand our management discussion and analysis.
•	Provide certifications required by Item 601(b)(31) of Regulation S-K.

NAME REFERENCES

In this Quarterly Report on Form 10-Q, references to "Oakridge," the "Company," "we," "us," "our" and words of similar import refer to Oakridge Global Energy Solutions, Inc., a Colorado corporation and its subsidiary, Oak Ridge Micro-Energy, Inc., a Nevada corporation ("Oak Ridge Nevada"). Our former wholly-owned subsidiary, Carbon Strategic Pte Ltd, a Singapore corporation ("Carbon Strategic"), was inactive and had no assets; it was dissolved in July, 2015.

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

Oakridge Global Energy Solutions, Inc.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	4

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2015, and 2014	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	6

Notes to the Condensed Consolidated Financial Statements	7 - 13

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash	$33,611	$19,092
Inventory	3,465,560	121,829
Investments	31,664,305	3,980
Prepaid expenses	52,920	-
Subscription receivable	-	200,000
Total current assets	35,216,396	344,901

Fixed assets – net	13,902,865	1,052,802
Deposits	219,035	17,242
Related party advances	-	5,052,500
Total assets	$49,338,296	$6,467,445

Liabilities and Shareholders' Deficit
Accounts payable and accruals	$472,844	$343,536
Due to related parties	231,301	130,359
Related party convertible debt	2,000,000	2,000,000
Total current liabilities	2,704,145	2,473,895

Shareholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares Authorized, 270,175,957 and 161,401,388 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	270,176	161,401
Additional paid-in capital	77,587,080	19,960,524
Accumulated deficit	(17,543,505)	(15,486,122)
Deferred stock-based compensation	-	(205,500)
Accumulated other comprehensive loss	(13,679,600)	(436,753)
Total shareholders' equity	46,634,151	3,993,550

Total Liabilities And Shareholders' Equity	$49,338,296	$6,467,445

See Accompanying Notes to the Financial Statements

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30

	2015	2014	2015	2014
Revenues	$704	$-	$1,814	$52,200
Cost of sales	(21,196)	-	(22,075)	(28,736)
Gross profit (Loss)	(20,492)	-	(20,261)	23,464

Operating Expenses:
General and administrative	4,536,654	4,105,578	7,203,225	5,390,615
Marketing	145,526	-	238,739	-
Research and development	2,812,891	-	12,085,292	899,184
Total operating expenses	7,495,071	4,105,578	19,527,256	6,289,799
Operating loss	(7,515,563)	(4,105,578)	(19,547,517)	(6,266,335)

Other Income (Expenses):
Gain on Brent-Tronics acquisition	-	-	17,579,887	-
Interest expense	(30,246)	(20,736)	(89,753)	(80,243)
Total other income (expense)	(30,246)	(20,736)	17,490,134	(80,243)
Net income (loss) before tax	(7,545,809)	(4,126,314)	(2,057,383)	(6,346,578)
Income tax benefit	-	-	-	-
Net loss	$(7,545,809)	$(4,126,314)	$(2,057,383)	$(6,346,578)
Other Comprehensive Income
Foreign currency adjustments	(1,548,885)	-	(444,356)	27,500
Unrealized loss on available for sale securities	(9,719,515)	-	(13,235,244)	-
Total Comprehensive Loss	$(18,814,209)	$(4,126,314)	$(15,736,983)	$(6,319,078)
Basic and diluted loss per share	$(0.03)	$(0.03)	$(.01)	$(0.06)
Basic and diluted weighted shares outstanding	263,703,035	128,409,269	263,703,035	114,644,413

See Accompanying Notes to the Financial Statements

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30
	2015	2014
Cash Flow From Operating Activities:
Net loss	$(2,057,383)	$(6,346,578)
Adjustment to reconcile net income (loss) to net cash from operations:
Gain on Brent-Tronics acquisition	(17,579,887)	-
Depreciation and amortization	1,454,234	239,889
Foreign exchange losses on related party loan	436,753	-
Stock option expense	6,409,249	1,000,000
Stock issued for services	7,635,588	183,750
Changes in assets and liabilities, net of effects of acquisition
(Increase) decrease in inventory	(5,844)	(117,489)
(Increase) decrease in long-term contract	-	188,331
(Increase) decrease in prepaid expenses	(52,920)	(323,985)
(Increase) decrease in security deposit	(201,793)	-
(Increase) decrease in other current assets	-	1,521
Increase (decrease) in accounts payable and accruals	129,310	1,054,080
Net cash from operating activities	(3,832,693)	(4,120,481)

Cash Flow From Investing Activities:
Purchase of fixed assets	(62,297)	(2,280,737)
Purchase of investments, net	(19,925)	5,000
Net cash from investing activities	(82,222)	(2,275,737)

Cash Flow From Financing Activities:
Net proceeds from issuance of ordinary shares	3,828,492	7,088,141
Loan from related party	100,942	68,642
Net cash from financing activities	3,929,434	7,156,783

Net Increase (Decrease) In Cash And Cash Equivalents	14,519	760,565
Cash and cash equivalents, beginning of period	19,092	404,927
Cash and cash equivalents, end of period	33,611	1,165,492

Cash paid for taxes	$-	$-
Cash paid for interest	-	-
Supplementary Information on Non-Cash Transactions
Acquisition of 1,250,000 Leclanché S. A shares in exchange of Related Party Notes receivable	5,145,000	-
Stock subscriptions of 78,763,725 to Precept Fund Management for the acquisition of 9,750,000 Leclanché S.A. shares	40,174,065	-

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim Condensed Consolidated Financial Statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2014, financial statements, which accompanied its 10-K Annual Report filed with the SEC on May 8, 2015. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company charged $0 to bad debt expense for the nine months ended September 30, 2015. An analysis of the allowance for doubtful accounts balance at September 30, 2015, determined that no reserve was required.

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

For the nine months ended September 30, 2015, the Company recognized gain on bargain purchase of $17,579,887 on the consolidated statements of operations.

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

At September 30, 2015 and December 31, 2014, property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Equipment	$15,574,984	$1,308,395
Office equipment	129,164	94,651
Software	34,357	34,357
Leasehold improvements	96,960	93,765
	15,835,466	1,531,168
Less accumulated depreciation and amortization	(1,932,600)	(478,366)
	$13,902,865	$1,052,802

Depreciation expenses for the nine months ended September 30, 2015 and 2014 was $1,454,234, and $239,889.

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

Income tax expense reflects the expense or benefit only on the Company's domestic taxable income. Income tax expense and benefit from the Company's foreign operations are not recognized, as they have been fully reserved

Note 9 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the nine month periods ended September 30, 2015, and 2014, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 10 – Inventories

Significant components of inventory at September 30, 2015 and December 31, 2014 consist primarily of:

	September 30, 2015	December 31, 2014
Raw and packaging material	$2,010,815	$118,489
Supplies	1,454,745	3,340
Total	$3,465,560	$121,829

Note 11. – Equity

Common Stock Sold Privately

During the third quarter of 2015, the Company sold common stock to 3 qualified non U.S. investors as governed by Regulation S at a purchase price of $0.25 per share and the exemption provided under Section 4(a)(2) of the Securities Act. The Company has paid commissions of $61,711 related to the stock issuance. The shares issued contain restrictive legends.

The following table summarizes transactions under the private offering as follows:

Common Shares	Price	Gross Proceeds	Net Proceeds
91,844	0.25	$22,961	$22,961
8,000,000	0.25	2,000,000	1,986,310
100,000	0.25	25,000	24,900
8,191,844		$2,047,961	$1,986,250

Other Issues of Common Stock

During the third quarter of 2015, the Company issued 4,554,000 shares for services provided by various employees and consultants valued at $0.71 per share, which resulted in an expense of $3,218,104.

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

On July 8, 2015, the Company executed a Stock Option Agreement for services rendered, granting an option to purchase 3,000,000 shares of the Company's common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on July 16, 2018.  The Company valued the 3,000,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.37 market price, $0.25 exercise price, 3 years expected life, 301.4% volatility, 0.96% risk free rate.

On July 16, 2015, the Company executed a Stock Option Agreement for services rendered, granting an option to purchase 500,000 shares of the Company's common stock at $0.25 per share for services rendered.  These options are for a 3 year term and expire on July 16, 2018.  The Company valued the 500,000 options using the Black-Scholes option pricing model applying the simplified method under the following assumptions:  $0.55 market price, $0.25 exercise price, 3 years expected life, 301.4% volatility, 0.96% risk free rate.

The Company has recorded stock-based compensation expense of $1,975,000 related to the options issued during the quarter ended September 30, 2015.

Date Issued	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term	Intrinsic Value if Exercised
Balance June 30, 2015	10,825,000	$.24	$.40	2.5	$2,568,250
Granted	3,000,000	.24	.40	3.0	720,000
Exercised		-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of September 30, 2015	13,825,000	$.24	$.40	2.5	3,288,250
Exercisable as of September 30, 2015	13,825,000	$.24	$.40	2.5	3,288,250
Balance September 30, 2015	13,825,000	$.24	$.40	2.5	3,288,250

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

The following tables show the Company's cash and available-for-sale securities' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of September 30, 2015 and December 31, 2014:

September 30, 2015

	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value
Level 1:
Investments in Leclanché S. A.	$45,320,000	$-	$(13,679,600)	$31,640,400
Other Investments	23,905	-	-	23,905
	$45,343,904	$-	$(13,679,600)	$31,664,305

December 31, 2014

	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value
Level 1:
Other investments	$3,904	-	-	$3,904

Note 13 - Convertible secured debt

The Company borrowed $2 million to finance business operations from Newmark Investment Limited; a Hong Kong organized company ("Newmark"), a former principal shareholder of the Company. The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark's request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price ("VWAP") of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark. The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia"). The Company had also agreed to grant a lien to Newmark on all of the Company's equipment and intellectual property to secure payment of the loan and accrued interest. The lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia. Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the "Expedia Loan." The loan maturity date has been extended by Expedia to December 31, 2015. Accrued interest payable on the convertible notes was $160,182 and $70,428 at September 30, 2015 and December 31, 2014, respectively.

Note 14 - Related party note

The Company has received a short-term loan from Silveron Capital Partners, which is controlled, by one of the Company's former directors for $231,201. The total liability includes accrued interest of $14,201. This note is due on demand and bears annual interest of 10%.

Note 15 - Leclanché

On June 3, 2014 the Company entered into a Convertible Loan and Investment Agreement with Leclanché SA for CHF 3,000,000 or approximately $3,090,000, which was subsequently amended and increased to CHF 5,000,000 or approximately $5,150,000 on August 2, 2014

On June 3, 2014 the Company entered into a Convertible Loan and Investment Agreement with Leclanché SA for CHF 3,000,000 or approximately $3,090,000, which was subsequently amended and increased to CHF 5,000,000 or approximately $5,150,000 on August 2, 2014.

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

Note 16 – Subsequent Events

The Company has evaluated subsequent events through November 23, 2015 and determined the following subsequent events.

The Company has accepted subscriptions to issue shares of its common stock to 11 accredited investors at an average of $0.90 per share as follows:

Common Shares	Average Price Per Share	Gross Proceeds
189,067	$.90	$161,409

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

Results of Operations

For the three month period ended September 30, 2015, compared to the three month period ended September 30, 2014

During the three months ended September 30, 2015, we had $704 in revenue, with $21,196 in cost of sales, for $20,492 in gross loss.

We had general and administrative expenses of $4,536,564 during the third quarter of 2015 as compared to $4,105,578 in the third quarter 2014, an increase of $431,076 or 10%. General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance, administrative personnel and facilities. In addition, general and administrative expenses include legal, accounting service and general corporate expenses. The increases in general and administrative were primarily due to increase in payroll and stock compensation expenses to executives and consultants.

We had $2,812,891 in research and development during the third quarter of 2015 as compared to $0 in the third quarter of 2014, an increase of $2,812,891 or 100%. The increase in research and development was primarily due to stock based compensation expenses paid to personnel responsible for the research and development of new products as well as improvements to existing products. We expense research and development costs as they are incurred.

We expect that research and development expenses will increase in dollar amount in future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products.

The increases in research and development expenses in the third quarter of fiscal year 2015 were due to the following:

• $130,193 for rent as a result of increases in renewal terms for the lease on our headquarters.
• $484,745 for depreciation.
• $855,245 for personnel costs of our US operations and manufacture facility.
• $108,840 for travel expenses.
• $1,069,884 for research and development materials.
• $59,582 for insurance.
• $60,537 for moving expense.
• $43,865 for utilities.

Our total operating expenses were $7,495,071 during third quarter 2015 as compared to $4,105,578 during third quarter 2014, an increase of 3,409,985 or 84%. The increase was primarily due to the expenses disclosed above.

We had interest expense of $30,246 for the three months ended September 30, 2015, for a net loss of $7,545,809, and a total comprehensive loss of $18,814,209.

For the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014

During the nine months ended September 30, 2015, we had $1,814 in revenue, with $22,075 in cost of sales, for $20,261 in gross loss.  We had general and administrative expenses of $7,203,225 and $12,085,292 in research and development.  These charges consisted of rent, utilities, moving expense, building repairs & maintenance, taxes & licenses, legal and professional charges and other miscellaneous charges related to general business operations. Our total operating expenses were $19,527,256. We had interest expense of $89,753 and other income related to acquisition of Brent-Tronics of $17,579,887 for the nine months ended September 30, 2015, for a net loss of $2,057,383, with $13,235,244 unrealized loss on available for sale securities and $444,356 loss in foreign currency conversion a for a total comprehensive loss of $15,736,983. The increase in research and development costs in 2015 as compared to 2014 was a reclassification of expense accounts and how the amounts relate to research & development opposed to general & administrative.

During the nine months ended September 30, 2014, we had $52,200 in revenues, with $28,736 in cost of sales, for $23,464 in gross profit. We had $5,390,615 attributable to general and administrative expenses, $899,184 in research and development costs and $80,243 in interest expense, for a net loss of $6,346,578, with $27,500 in foreign currency conversion for a total comprehensive loss of $6,319,078.

General and Administrative Expenses – General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance and administrative personnel, facilities and allowance for doubtful accounts. In addition, general and administrative expenses include legal, accounting services and general corporate expenses.

The increase in general and administrative expenses costs during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 was the result of increased salaries and overhead expenses, increased consulting expenses and increased expenses in the development of new products as well as the classification in the first quarter 2015, and second quarter 2015 of research and development expenses as general and administrative expense.

We expect that research and development expenses will increase in dollar amount in future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products.

For the nine months ended September 30, 2015 research and development expenses were $ 12,085,292 compared to $899,184 or an increase of $11,186,108 or 1,200% over the nine months ended September 30, 2015. The increase was driven by increased stock compensation, depreciation, professional fees related to research and development, increased salaries and overhead expenses, increased consulting expenses and increased expenses in the development of new products. We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings.

The increases in research and development expenses in the nine months ended September 30, 2015 were due to the following.

• $ 269,524 for rent as a result of increases in renewal terms for the lease on our headquarters,
• $ 1,454,235 for depreciation,
• $ 70,924 for moving expense,
• $ 471,639 for personnel costs of our operations and manufacture facility,
• $ 181,688 for travel expenses,
• $ 1,509,371 for professional fees,
• $ 1,754,573 for research and development materials,
• $ 5,357,750 for stock based compensation
• $ 45,455 for insurance, and
• $ 70,950 for utilities.

Liquidity and Capital Resources

We had cash of $33,611 and had working capital of $32,512,251 on September 30, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Until we commence sales of our products and reach breakeven from our manufacturing and sales efforts, we are dependent on equity financing from external sources and investors who in part, have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the investment community. Our primary source of funding since July 2013 has been Precept, our major shareholder. Its ownership and control of approximately 82% of our outstanding voting securities include 7,250,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, and a director, who has voting control of approximately 221,717,613 shares through Precept.

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

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company ("Newmark"), a former principal shareholder of the Company and the former owner of Carbon Strategic, the Company's inactive wholly-owned subsidiary (the "Newmark Loan"). The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark's request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price ("VWAP") of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark. Any shares acquired in conversion of the notes would be comprised of "restricted securities" as defined in Rule 144 of the SEC. The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia"). The Company had also agreed to grant a lien to Newmark on all of the Company's equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia. Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the "Expedia Loan." The loan maturity date has been extended by Expedia to December 31, 2015. Accrued interest payable on the convertible notes comprising the loan was $ $160,182.

Cash Flows for the Nine Months Ended September 30, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2015 of $3,832,693. Our net loss of 2,057,383, when adjusted by various non-cash items aggregating $1,644,063 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, resulted in a net cash used of $3,832,693.  In addition, changes in operating assets and liabilities necessary to support our operations used cash of $131,247 as follows:

•	$5,844 used for increased inventory levels which is not considered significant,
•	$52,920 used for increased prepaid expenses and other current assets which is not considered significant,
•	$201,793 used for increase in security deposit related to office building lease.
•	$129,310 provided by increase in accounts payable and other accrued expenses.

Cash Flows from Investing Activities

Our investing activities used $82,222 in net cash during the nine months ended September 30, 2015 as a result of $62,297 from the purchase of fixed assets and $19,925 due to purchase of investments.

Cash Flows from Financing Activities

Our financing activities contributed $3,929,434 in net cash during the nine months ended September 30, 2015 as a result of $3,828,492 proceeds from the sale of common stock and $100,942 in proceeds from loans and notes.

Off-Balance Sheet Arrangements

None

Financial Position

Total Assets – Our total assets increased by $42,870,851 or 663% from $6,467,445 as of December 31, 2014 to $49,338,296 as of September 30, 2015 as a result of a net increase in current assets of $34,871,495 partially offset with a net decrease in non-current assets.  The components of the net increases in current assets are discussed below.  The net increase in non-current assets was a result of acquisition of assets related to Brent-Tronics.

Current Assets – The net increase in current assets of $34,871,495 was due to increases in investment in Leclanché of $31,660,325, inventories of $3,343,731 and prepaid of $52,920. Partially offsetting these increases was a decrease in subscription receivable of $200,000.

Inventory – Inventory levels increased 2,745% from December 31, 2014 to September 30, 2015. The increase was mainly due to acquisition of Brent-Tronics transaction.

Total Liabilities – Our total liabilities increased by $230,250 or 9% from $2,473,895 as of December 31, 2014 to $2,704,145 as of September 30, 2015 primarily as a result of a net increase in accounts payables and accrual of $129,308.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of September 30, 2015 our disclosure controls and procedures were not effective, as a result of certain material weaknesses. We did not maintain a fully automated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliations and adjustments were required in order to produce financial statements for external reporting purposes.

The specific material weaknesses that management identified in our internal controls as of September 30, 2015 that persist are as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

These deficiencies resulted in the following:

•	Incorrectly accounting for the Company's $45,325,000 non-controlling investment in Leclanché;
•	Incorrectly accounting for the $17,579,887 bargain purchase appreciation of our fixed assets of Brent- Tronics.
•	Incorrectly accounting for stock and option expenses issued in the period ended September 30, 2015.

Plans for Remediation of Material Weaknesses

•	Simplifying and consolidation of our accounting systems;
•	Hiring of additional staff;
•	Segregation and defining duties so no one person has control over the entire process;
•	Enhancing our training program for accounting personnel;
•	Providing online, real-time access to accounting personnel;
•	Establishing more comprehensive review procedures; and
•	Implementing procedures to improve the reconciliation of accounts in a timely matter

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2015 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

During the third quarter of 2015, the Company sold common stock to 3 qualified non U.S. investors as governed by Regulation S at a purchase price of $0.25 per share and the exemption provided under Section 4(a)(2) of the Securities Act. The Company has paid commissions of $61,711 related to the stock issuance. The shares issued contain restrictive legends.

The following table summarizes the stock sold under the private offering as follows:

Shares	Price	Gross Proceeds	Net Proceeds
8,000,000	0.25	$2,000,000	$ 1,940,000
100,000	0.25	$25,000	$24,050
91.844	0.25	22,961	$22,000
8,191,444	0.25	$2,047,961	$1,986,250

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

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date: July 8, 2016	By: /s/Stephen J. Barber
Stephen J. Barber
Chief Executive Officer (Principal Executive Officer)

Date: July 8, 2016	By: /s/David Phillips
David Philips
Chief Financial Officer (Principal Financial Officer)