Form 10-K/A
period 2015-12-31
Oakridge Global Energy Solutions, Inc.
filed 2016-07-11
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
     (Amendment No. 1)
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————
OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)
———————

Colorado	000-50032	94-3431032
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

3520 Dixie Hwy. NE Palm Bay, FL 32905
 (Address of Principal Executive Office) (Zip Code)

(321) 610-7959
 (Registrant's telephone number, including area code)

N/A
(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, Par Value $0.001		N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes  ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ($0.45 per share).  $10,715,625 on June 30, 2015.
As of April 14, 2016 there were 272,451,382 shares outstanding.
As of July 8, 2016 there were 272,451,382 shares outstanding.

EXPLANATORY NOTE

The Company is filing this amendment No. 1 to the Company's Form 10-K Annual Report for the year ended December 31, 2015 (the "Original Filing") to (1) correct the accounting treatment previously accorded for certain transactions and to restate the related financial statements, including items addressed by SEC Staff comments, and (2) revise certain disclosure under: Management's Discussion and Analysis of Financial Condition and Results of Operation, Executive Compensation, Quantitative and Qualitative Disclosures About Market Risk, Certain Relationships and Related Transactions, Business  and Director Independence.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission ("SEC") subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.  For the convenience of the reader, this report on Form 10-K/A restates in its entirety our Original Filing.

The financial restatements are being made to correct the previous accounting treatment to:

•	Correctly account for the Leclanché transaction as an investment completed on February 2, 2015 for $45,320,000.
•
Correctly account for the sale of its non-controlling interest in Leclanché S.A., investment completed on December 31, 2015 for the year ending December 31, 2015, for a realized loss on investments of ($13,679,600), which had previously been recorded as a realized gain on the sale of the asset of $15,987,100.

•	Correctly account for the depreciation and amortization of its fixed assets for the year ending December 31, 2015.
•
Correctly account for the adjustment in the Brent-Tronics acquisition completed on October 20, 2014 in which the Company inaccurately recorded an adjustment of $ 29,737,212, on the bargain purchase for the period ended December 31, 2015.

•	Correctly account and expense disclosures of share-and-option-based compensation for the period ended December 31, 2015
•	Expand the Company's footnote disclosures related to warrants issued to various employees and consultant.
•	Expand the Company's disclosures regarding its material weaknesses in controls and procedures.
•	Provide correctly dated independent auditor opinion form for the year ended December 31, 2014.
•	Provide certifications required by Item 601(b)(31) of Regulation S-K.

Amendment No. 1 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, Amendment No. 1 should be read in conjunction with reports subsequently filed by the Company.

PART I
Item 1.	Business

Overview

Oakridge Global Energy Solutions produces energy cell systems comprised of large and small format prismatic lithium cells, manufactured using its proprietary formulas and expertly engineered energy cell management systems. The prismatic shape of Oakridge's lithium-ion cells makes them easily stackable, which translates to 25 percent to 30 percent more energy density than cylinder-shaped batteries. This strategic engineering allows for low-cost production and high-margin profits. Our patented  portfolio of "Thin Film Battery" patents provide us with propritary technoloagy that is the basis for our strategy.
Oakridge is targeting key niche market segments for its lithium-ion energy cell products. Out of the Company's initial market research, during its two year restructure, came the first two primary energy cell lines: the Pro Series for Golf Cars and the Patriot Series for the high-end hobby and drone markets, followed by the Freedom Series for living space power storage applications, and the Liberty Series of lightweight, highly powerful starter motor batteries for motorcycles, jet skis, snowmobiles, boats, cars and trucks.

Background

The Company was first incorporated on August 15, 1986, under the laws of the State of Colorado. In 2002, the Company acquired Oak Ridge Nevada to further the development and commercialization of rechargeable thin film lithium energy cell technology that was based upon the thin film lithium ion technology developed by Dr. John B. Bates, Ph.D., while he was employed at the United States Department of Energy's Oak Ridge National Laboratory ("ORNL") under license from ORNL.

While initially based upon the invention of thin film solid state lithium ion technology, the Company's current strategy includes multiple lithium ion technologies and form factors, which are optimized to address three target markets: stationary and grid storage; motive applications, including fleet vehicles, electric vehicles and hybrid electric vehicles; and specialty applications, including military, aerospace, marine, industrial and telecom backup. Oakridge batteries are based primarily on prismatic cell form factors, with proprietary energy cell management systems, and materials that prevent thermal runaway.

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

Our laboratory facilities and headquarters were established in Melbourne, Florida durring the third quarter 2012, and achieved full ISO 9001 certification for the facilities in Melbourne Florida. ISO 9001 certification demonstrates compliance to the ISO 9001:2008, a set of guidelines developed by the International Organization for Standardization. These standards outline a philosophy of quality management. When applied well, the practices yield error-free products or services and result in high levels of customer satisfaction. ISO 9001:2008 has been deployed in more than 160 countries.

The Company has a team of industry experts that are driving the next generation of high performance lithium ion cells and smart energy cell systems, offering best in class cells and modules that delivers higher capacity per unit of volume and weight than similar products, enhanced cycle life and most critically, intrinsic engineered safety parameters with the highest quality standards.

Facilities

We operate from a 69,000 square foot facility in Palm Bay, Florida facility into which the Company moved in October 2015. The facility is used by the Company as its corporate headquarters and from which supports its research and develpement and manufacturing of advanced lithium ion energy cells systems. It is also used in the manufacturing for small form factor prismatic flat pack up to 10Ah, large form factor flat pack up to 200Ah, and energy cell systems for many applications including; our starter batteries for small engine devices, unmanned radio controlled vehicle batteries, golf cart batteries, and various custom batteries.

Principal Products Services and their Markets

The Company has established a business development and strategic marketing department. Business development activities are underway for the Company's Unmanned Autonomous Systems ("UAS"), which include UUV, UAV, land based, aerial based, and marine based robotic systems. The Company has branded this energy cell series the "Patriot Series." Utilizing the large format prismatic designs. We have also successfully developed a new range of batteries for the worldwide golf car and local area electric vehicle market, which were introduced to the market in January 2015, at the annual PGA golf show at Orlando, Florida, believed to be the largest golf show in the world.

The Company's principal products include lithium ion large format prismatic cells (from 20Ah to 200Ah), small format prismatic cells (from 0.25Ah to 10Ah) and energy cell modules made from these cells. These energy cells include a high technology energy cell management system "BMS" to optimize their performance and control their re-charging functionality.

The Company has also developed a prismatic cell that can survive pressures up to 10,000 psi. Batteries built with these cells were designed for powering UUVs for specialized military and commercial applications.

Intellectual Property

As part of our business, we seek to protect our intellectual property rights in various ways, including through trademarks, copyrights, trade secrets, including know-how, patents, patent applications, employee and third party non-disclosure agreements, intellectual property licenses and other contractual rights.

A summary of our thin film energy cell patents, issued and pending, excluding proprietary information related to our thin film energy cell technologies and our other products, is as follows:

•	"Thin Film Battery and Electrolyte Therefor" U.S. Patent No. 6,818,356 (November 16, 2004)
-	Expands our choice for the critical layer of the battery;
-	Changes the composition of the TFB; and
-	Improves Lipon, the core of the original ORNL technology.

•	"Long Life Thin Film Battery and Method Therefor" U.S. Patent No. 6,994,933 B1 (Feburary 7, 2006)
-	Creates a thin film protective coating that makes the Oakridge TFB more durable through resistance to oxygen and moisture.

•	"Long Life Thin Film Battery and Method Therefor" U.S. Patent No. 7,524,577 B2 (April 28, 2009)
-	Protects the battery from air exposure;
-	Allows the battery to survive solder reflow conditions; and
-	Allows a high-temperature thin film battery to operate at temperatures up to 170ºC.

•	"Getters for Thin Film Battery Hermetic Package" U.S. Patent No. 7,553,582 B2 (June 30, 2009)
-	Further improves TFB packaging and the ability to withstand environmental pressures. In particular, improved long-life TFB packages including getters and methods for making improved long-life TFB packages.

•	"Thin Film Battery and Electrolyte Therefor" U.S. Patent No. 7,410,730 B2 (August 12, 2008)
-	New composition for a Lipon-based electrolyte;
-	Improves the mechanical properties of a thin film electrolyte; and
-	Notice of allowance of all twenty-four claims received from USPTO on 24 March, 2008.

•	"Thin Film Batteries for Low-Voltage Applications" U.S. Patent No. 8,815,450 B1 (August 26, 2014)
-	Develops a TFB that operates between 2 V and 1 V.

We are currently involved in further development of these patents for utilization and marketing our thin film energy cell technology, with anticipation of production release by mid-2017. We have other intellectual property patents pending or in process of obtaining provisional patents.

Corporate Background
Our corporate headquarters are located at 3520 Dixie Hwy. NE Palm Bay, FL 32905. Our phone number is \((321) 610-7959). Our corporate website is: www.oakridgeglobalenergy.com. Information contained on our websites is not part of this report. Our Company was first incorporated on August 15, 1986, under the laws of the State of Colorado.  In 2002, the Company acquired Oak Ridge Nevada to development and commercialize  rechargeable thin film lithium battery technology that was based upon the thin film lithium ion technology developed by Dr. John B. Bates, Ph.D., while he was employed at the United States Department of Energy's Oak Ridge National Laboratory ("ORNL") under license from ORNL.  Our wholly owned subsidary Carbon Strategic Pte Ltd was disolved in July 2015.

Our corporate structure is set forth below:

Products
Our business model is to develop products with unique features and benefits that are outside the scope of general products offered by larger competitors in our industry. Our products are developed internally by our Chief Executive Officer, a staff of chemists and engineers to fill a niche product category so that we can create new products without direct competition from larger, better capitalized market participants.

Lithium-ion Reachable Energy Cells

We have developed a line of lithium ion rechargeable batteries and energy cells using our proprietary patented intellectual formulation and technology, which includes products specifically designed for the civilian, military and medical uses. Using existing proven technology coupled with proprietary chemistry to produce safe, cost-competitive lithium-ion products of the highest quality Oakridge produces energy cell systems comprised of large and small format prismatic lithium cells manufactured using its proprietary electro-formulas and expertly engineered energy cell management systems. The prismatic shape of the company's lithium-ion cells makes them easily stackable (as opposed to its competitor's cylindrical shaped cells and batteries), which translates to 25-30% more energy density than cylindrical-shaped batteries. This strategic engineering allows for low-cost production and high-margin profits. We are targeting four highly profitable niche market segments for its lithium ion energy cell and energy cells products.
The Company's has developed four primary energy cell lines:

Pro-Series

Pro-Series products are specially designed for the recreational vehicle and other related industries that need to perform in the professional environment. These energy cells utilize our advanced chemistries that have minimal monthly self-discharge.

Patriot Series

The Patriot Series products are designed for the high-end hobby market and professional UAV pilots, RC vehicle and boat enthusiasts who want to get more flight time and have longer life for their costly energy cell investments. Our Patriot Series products are cost competitive with foreign products, but are made in the USA.

Liberty Series

Liberty Series Motorcycle batteries are designed with the motorcycle owner/rider in mind. Our batteries have ample starting power even after sitting for extended periods in extreme weather conditions. Our proprietary design ensures that our motorcycles start the first time for many years. In field tests we have proven that our batteries will start after 3 months without use and without a charge. Our lithium energy cells exhibit a self-discharge of less than 1% per month.

Freedom Series

Freedom Series are designed for backup home of office power, similar to gas generators but powered by our proprietary lithium ion energy cell without noise, mess or smell. Our products allows customers to program at night during off-peak power rates then consume that power during the daytime peak power rates. This provides a significant economic savings in addition to providing customers with needed back-up power to eliminate back-up generators. In field tests, we ran 24-3-foot refrigerators, a 42-inch flat screen TV, a 60-watt lamp, and an industrial size fan for 48 hours on a single charge.

Research and Development

We perform our research and development at our executive offices and in-house laboratories, primarily through the services of our Chief Executive Officer, our team of engineers and research director. During 2014 and 2015, we expensed $1,049,635 and $13,286,996, respectively.

Competition
               Principal competitors in energy storage industry are major companies such as Panasonic, Samsung, LG and Telsa Motors. The resources and capabilities of these companies are far beyond our resources and capabilities, and our competitive position in respect of these companies is limited, but management believes that the Company's "Made in USA" strategy and proprietary patented technology gives us a significant competitive advantage over foreign competitors.

Employees

At December 31, 2015, we had 42 full-time associates, including 33 in product research and development, 4 in operations, 4 administrative positions and 1 in finance and accounting positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1B.	Unresolved Staff Comments.
Not applicable to smaller reporting companies.

Item 2.	Properties.
During October 2015, we entered into a lease agreement for 68,718 square feet in our current warehouse and executive office space located in Palm Bay, Florida. The lease provides for monthly rent of $8 per square foot or $45,812 per month for the first 15 years and approximately $0.24 to $4.81 per square foot of annual increases thereafter.
We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

Item 3.	Legal Proceedings.
We are not the subject of any pending material legal proceedings, and to the knowledge of management, no proceedings are presently contemplated against us by any person, entity, federal, state or local governmental agency. To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Calendar Year 2015
	High	Low
First Quarter	$0.47	$0.15
Second Quarter	$0.45	$0.25
Third Quarter	$1.35	$0.30
Fourth Quarter	$2.40	$0.38

Calendar Year 2014
	High	Low
First Quarter	$1.10	$0.32
Second Quarter	$1.20	$0.50
Third Quarter	$0.75	$0.15
Fourth Quarter	$0.85	$0.15

Holders
As of December 31, 2015, there were approximately 1,500 security holders of record of our common stock. On July 7, 2016 the closing price of our stock was $0.33.
Dividend Policy
We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities
In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the fourth quarter of the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(a)(2), as provided below. The securities issued contain a legend restricting transfer absent registration or applicable exemption. The security holders received current information about the Company and had the opportunity to ask questions about the Company.

During the fourth quarter of 2015, the Company issued 132,600 shares of common stock to various consultants in satisfaction for services rendered for services rendered, at a value of $132,470.

Securities Authorized for Issuance under Equity Compensation Plans

Name of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,500,000	2,186	7,062,500

Equity compensation plans not approved by security holders	None	None	None

Total	10,500,000	2,186	7,062,500

Item 6.	Selected Financial Data.
Not required for smaller reporting companies.

Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operation.
This filing contains forward-looking statements regarding, among other things, (a) our projected sales and profitability, (b) our Company's growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Significant Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Risks and Uncertainties – The Company's business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. The Company also has been experiencing significant growth which puts serious strains on its cash availability requirements. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company's financial position, results of operations and cash flows.
Accounts Receivable – Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory – Inventory is reported at the lower of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Revenue Recognition – Revenue is recognized when a product is shipped. The Company's revenue recognition policies are in compliance with ASC Topic 605, "Revenue Recognition", which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:
• persuasive evidence of a sales arrangement exists,
• delivery has occurred,
• the sales price is fixed or determinable and
• collectability is probable.
Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price. Shipping and handling costs are included in cost of goods sold.

Research and Development – The Company incurs product development costs that include salaries, materials and consultant fees. These costs are classified as product development, selling and general and administrative expenses in the consolidated statements of operations.

Income Taxes – The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will be realized.

Earnings per share – The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, "Earnings per Share".  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated financial statements for the years ended December 31, 2015 and 2014. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenues, net – Total net revenues decreased $50,570 from $52,200 (2014) to $1,630 (2015), which was considered negligible.

Cost of Goods Sold – Total cost of goods sold decreased $5,774 or from $28,736 (2014) to $22,968 (2015), which was considered negligible.

General and Administrative Costs – General and administrative costs increased by $2,447,078 or 32%, from $7,433,604 (2014) to $9,880,682 (2015). Our general and administrative expenses are driven by salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems  and support personnel. In addition, general and administrative expenses include professional service fees and business insurance costs.

The increase in general and administrative were due to the following:

•	$1,621,860 in depreciation and amortization
•	$475,218 for increased payroll for operations
•	$350,000 reserved for slow and non-moving inventory
Research and development Costs – A significant portion of our operating expenses relates to research and development. Our research and development expenses totaled $13,286,996, $1,049,635, for the years ended December 31, 2015, 2014, respectively. Research and development costs increased by $12,237,361 or 1,165%, from $1,049,635 (2014) to $13,286,996 (2015). Historically our research and development expenses have consisted mainly of costs associated with research and development of our products and manufacturing process development. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, manufacturing supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of equipment. We track research and development costs by the type of cost incurred.

The increase in research and development were due to the following:

•	$5,392,722 for executive management stock based compensation
•	$310,727 for legal fees and services
•	$614,251 for increase rent expense
•	$88,929 for increased insurance and additional policies
•	$157,622 for utilities and building expense
•	$100,091 for moving expenses
•	$788,500 for employee stock based compensation
•	$107,548 for travel related to research and development
•	$2,936,905 for outside consultants related to research and development
•	$822,131 for research and development labor costs
•	$917,935 for materials and supplies used in research and development

Liquidity and Capital Resources

We had cash and cash equivalents of $13,222,496 and working capital of $15,176,459 at December 31, 2015. The increase in cash and cash equivalents was attributed to the sale of our non-controlling interest in Leclanché. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to continue our business were satisfied through the substantial contribution by Precept, private investors and through sales of our common stock, credit financing, and the sale of our non-controlling investment interest in Leclanché.

We have sustained operational losses since our inception. At December 31, 2015, we had an accumulated deficit of $50,876,298. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity's ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including reducing operational costs and overhead.  We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

Until we commence sales of our products and reach breakeven from our manufacturing and sales efforts, we are dependent on equity financing from external sources and investors who in part, have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the investment community. Our primary source of funding since July 2013 has been Precept, our major shareholder. Its ownership and control of approximately 82% of our outstanding voting securities include 7,600,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, and a director, who has voting control of approximately 221,717,613 shares through Precept.

The sale of additional equity or convertible debt securities will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has dedicated substantial resources required to research and development of the Company's products which included the general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop products. These conditions raise substantial doubt about the Company's ability to continue as a going concern. We require financing for our plan of operations.  Current cash on hand is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $10 million to maintain our current operations through the next 12 months and up to $5 million to continue our research and development. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

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

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company ("Newmark"), a former principal shareholder of the Company and the former owner of Carbon Strategic, the Company's inactive wholly-owned subsidiary (the "Newmark Loan"). The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark's request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price ("VWAP") of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than $0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark. Any shares acquired in conversion of the notes would be comprised of "restricted securities" as defined in Rule 144 of the SEC. The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia"). The Company had also agreed to grant a lien to Newmark on all of the Company's equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia. Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the "Expedia Loan." The loan maturity date has been extended by Expedia to December 31, 2015. Accrued interest payable on the convertible notes comprising the loan was $ $160,182. As of December 31, 2015, the Company has paid off all of its debt to Expedia of $2,000,000, including accrued interest of $160,182.

Cash Flows for the Year Ended December 31, 2015
Cash Flows from Operating Activities
Operating activities used net cash for the year ended December 31, 2015 of $4,848,116. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as gain on acquisition of Brent-Tronics, issuance of stock options, stock for services, deferred rent, reserve for slow and non-moving inventories and depreciation and amortization, resulted in a net loss adjusted by non-cash items of $5,161,831 which was added to changes in operating assets and liabilities which used cash of $313,715 as follows:

•	$121,676 provided by decrease in inventory levels associated with beginning production,
•	$105,318 used in lease deposits,
•	$300,146 provided by increase in accounts payable and accrued expenses.

Cash Flows used in Investing Activities
Our investing activities provided $15,930,414 in net cash during the year ended December 31, 2015. Net cash provided is primarily composed of the following:

•	$16,909 used to purchase equipment for production and operations,
•	$15,947,323 provided by the sale of our non-controlling investment in Leclanché.

Cash Flows from Financing Activities
Our financing activities provided $2,121,106 in net cash as a result of the following:

•	$119,641 provided form a related party loan

•	$2,000,000 used to repay loans and notes, and

•	$4,001,465 provided from the sale of common stock under the private placements throughout 2015.

Financial Position
Total Assets – Our total assets increased $23,241,173 or 360% from $6,467,445 as of December 31, 2014 to $29,708,618 as of December 31, 2015, primarily as a result of an increase in cash from the sale of our non-controlling interest in Leclanché and the increase in fixed assets from the Brent-Tronics transaction. There was a net increase in current assets of $15,868,424 the components of which are discussed further below.

Current Assets – The net increase in current assets of $15,868,424 was primarily associated with an increase in cash of $13,203,404 as a result of sale of our marketable securities and non-controlling interest in Leclanché.  These increases were partially also contributed by a $2,866,211 increase in inventory. These net changes are primarily driven by changes in cash assets and other factors more specifically discussed as follows

Inventory – Inventory levels increased 2,988,040 or 2,450%, as a result of the acquisition of Brent-Troncis and in anticipation of future sales.

Off Balance Sheet Arrangements
None.

Recent Accounting Pronouncements
The FASB has issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern. This ASU requires management to assess every reporting period whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments define that substantial doubt exists when relevant conditions and events, considered in aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued or available to be issued.  When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should disclose: (1) principal conditions or events that raised substantial doubt; and (2) management's evaluation of the significance of those events.  Further, management should also consider whether its plans that are intended to mitigate those conditions or events will alleviate the substantial doubt. If so, management should disclose information that enables users to understand those plans that alleviated the substantial doubt.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to Our Business and Industry
We had a net loss of $35,390,176 and $8,589,697 for the years ended December 31, 2015 and December 31, 2014, respectively, and we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition.
We had a net loss of $35,390,176 and $8,589,697 for the years ended December 31, 2015 and 2014, respectively.  In the event we are unable to successfully begin to market and subsequently sell our products and/or generate sufficient revenues to offset our costs, we may continue to sustain losses in the future.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.
As of December 31, 2015, our accumulated deficit was $50,876,298. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2015, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations.

Our ability to succeed depends on our ability to begin sales and ultimately achieve profitability.
The introduction of new products and services and expansion of our distribution channels are required and we must develop new and innovative ways to manufacture our products and expand our distribution in order to reach sustainable sales and achieve profitability. Our future growth and profitability will depend upon a number of factors, including, but not limited to:

• Our ability to manage costs;
• Our ability to begin sales of our products;
• The increasing level of competition in the industry;
• Our ability to continuously offer new or improved products;
• Our ability to maintain efficient, timely and cost-effective production and delivery of our products;
• Our ability to maintain sufficient production capacity for our products;
• The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;
• Our ability to identify and respond successfully to emerging trends in the battery industry;
• The level of consumer acceptance of our products;
• Regulatory compliance costs; and
• General economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to reach sustainable sales and profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to attract and sustain investments in our business.

If we fail to promote our product  in the market, our businesses, operating results, financial condition, and our ability to attract customers will be materially adversely affected.

Our success depends on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Many of our competitors in this market are larger than us and have substantially greater financial resources. Additionally, many of the companies offering similar products have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in this market. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brand and product, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.
Our products may require further testing to establish benefit.

While the majority of our technology in our current products has undergone independent third party studies and establishes benefit claims, certain components contained in our products and our future products may require further tests to establish our benefit claims. Such tests would require a significant amount of resources and there is no assurance that such trials will be favorable to the claims we make for our products, or that the cumulative authority established by such trials will be sufficient to support our claims. Moreover, both the findings and methodology of all test are subject to challenge by scientific bodies. If the findings of tests are challenged or found to be insufficient to support our claims, additional tests may be required, or products may require changes in the technology in order for us to continue to market current products or before future products can be marketed.

We may be unable to protect our intellectual property rights and may be subject to intellectual property litigation and infringement claims by third parties.
We intend to protect our intellectual property, trade secrets and know-how through our portfolio of patents and patents pending under review by the USPO. However, this method may not afford complete protection, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology. Additionally, there can be no assurance that others will not independently develop similar know-how, trade secrets and patents. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation, or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices and we may not be able to effectively compete against these companies.

We also face the risk of claims that we have infringed third parties' intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

•	Defend against infringement claims which are expensive and time consuming;
•	Cease making, licensing or using products that incorporate the challenged intellectual property;
•	Re-design, re-engineer or re-brand our products or;
•	Enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property.
We are dependent upon suppliers for our raw materials which we purchase on a per order basis without long term contracts and our suppliers are dependent on the continued availability and pricing of raw materials, either of which could negatively affect our ability to manage costs and maintain profitable operating margins.
We currently purchase our raw materials from suppliers with whom we have no written purchase contracts. Any supplier and any order may be terminated or rejected by any supplier at any time. Our reliance on open orders, no preference or assurances from suppliers, and our reliance on these suppliers, creates a risk that our supply of raw materials may be interrupted at any time. We may not be able to timely source another supplier, resulting in delays and decreased sales. We have tried to minimize these risks by maintaining inventories consistent with projected needs but can make no assurances that we will be able to maintain adequate stockpiles or that we will be able to acquire and stockpile raw materials at reasonable costs. Our failure to ensure a steady supply of raw material or any significant interruption in the supply of raw materials could have a material adverse effect on our operations and ability to timely fulfill orders, resulting in lost orders and revenue.

Raw materials and manufacturing equipment for our lithium ion prismatic batteries are readily available from a range of suppliers in the United States and elsewhere; we are also exploring the potential for a strategic partnership with a single high quality lithium supplier to support our requirements as we grow. Suppliers include BASF Corporation North America (Corporate headquarters Germany); Litarion GmbH, Germany; Targray Technology International, Inc., Quebec, Canada; Enertech International Co. Ltd.; and Entek Membranes, LLC. Oregon, USA.

In the future, we could be subject to additional laws or regulations promulgated by the United States Department of Transportation ("DOT"), International Air Transport Association ("IATA") or other federal, state or foreign regulatory authorities or subject to more stringent interpretations of current laws or regulations which may adversely impact our business and operations.
We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. The United States Department of Transportation ("DOT"), International Air Transport Association ("IATA") or other governmental regulatory bodies could require the reformulation of certain products to meet new standards or approval prior to marketing and sale of certain products. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows. The cost to comply with new or changing regulations could be material. Furthermore, we cannot provide any assurances that any product would ultimately comply with new or changing regulations.

Our business may be adversely affected by unfavorable publicity within the lithium – ion battery market. We believe that the battery markets are significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers' perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of our products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers' perceptions of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that lithium ion products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.
Our success is dependent upon the successful introduction of our new products and success in expanding the demand for our new brands.
We believe the growth of our sales will be substantially dependent upon our ability to introduce our products to the public. At present, we have limited resources to spend on advertising and marketing therefore we will rely, to a large extent, on relationship with strategic partners to assist in our development of distribution channels. Our ability to meet future obligations is dependent in large measure on the success of our product sales. We expect to introduce additional products. The success of new products is dependent upon a number of factors, including our ability to develop products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that our efforts to develop new products will be successful or that consumers will accept our new products. In addition, products experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

Our website and internal systems may be subject to intentional disruption that could adversely impact our reputation and future sales.
We could be a target of cyber-attacks designed to penetrate our network security or the security of our internal systems, misappropriate proprietary information and/or cause interruptions. If an actual or perceived breach of our network security occurs, it may expose us to the loss of information, litigation and possible liability. Such a security breach could also divert the efforts of our technical and management personnel. In addition, such a security breach could impair our ability to operate our business. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

Many of our competitors have substantially greater financial, technical and human resources than we do.
Our competitors may succeed in developing improved products than those currently developed by us. Progress by other researchers in areas similar to those being explored by us may result in further competitive challenges. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.
In addition, large battery companies compete with others and with us in the lithium ion battery industry. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than ours.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We are in the process of remediating the material weaknesses, but we have not yet been able to complete our remediation efforts. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to have adequate resources within the internal control framework. It will take additional time to design, implement and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts or the cost of those efforts. We cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or cause us to fail to meet our periodic reporting obligations. The existence of a material weakness could result in errors in our financial statements that could result in restatements of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock. Refer to "Controls and Procedures" below for further discussion.

We depend heavily on the services of Stephen Barber and the loss of Mr. Barber could materially harm our company.
We rely on Stephen Barber, as our chief executive officer. The loss of the services of Mr. Barber could materially harm our business.

Risks Related to Our Common Stock
Our common stock may be affected by limited trading volume and may fluctuate significantly.
There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

We do not currently intend to pay dividends on our common stock and, consequently, an investor's ability to achieve a return on its investment will depend on appreciation in the price of our common stock.
We currently intend to invest our future earnings, if any, to fund the development and growth of our business. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations and other factors our board of directors may deem relevant. If we do not pay dividends, a shareholder's ability to achieve a return on its investment in the Company will depend on any future appreciation in the market price of the Company's common stock. There is no guarantee that the Company's common stock will appreciate in value or even maintain the price at which a shareholder initially purchased its common stock.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could dilute our current stockholders and/or hurt our stock price.
We are authorized to issue 500,000,000 shares of common stock. The exercise of outstanding options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock's market price.  We may sell our authorized, but unissued, common stock to satisfy our funding requirements. We are also authorized to issue up to 10,000,000 shares of preferred stock, without stockholder approval. Any future series or class of preferred stock may have rights that are superior to the rights of the holders of our common stock. The sale or the proposed sale of substantial amounts of our common or preferred stock may adversely affect the market price of our common stock and our stock price and our stockholders may also experience substantial dilution.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.
The requirements of this Item can be found beginning on page F-1 found elsewhere in the Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

As of December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2015. Due to financial constraints, we have not fully implemented a remediation plan. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2015 that persist are as follows:
  We did not have adequate staffing resources to provide appropriate review and supervision for all necessary areas and our general staff do not have the necessary training to perform appropriate analytical or review procedures.
  We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
  We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.
  We did not correctly account for the Leclanché transaction
  We did not correctly account for the Brent-Tronics transaction
These deficiencies resulted in the following:
  Incorrectly accounting for the Company's $45,325,000 non-controlling investment in Leclanché;
  Incorrectly accounting for the $17,579,887 bargain purchase appreciation of our fixed assets of Brent- Tronics; and
  Incorrectly accounting for stock and option expense issued in the period ended September 30, 2015 and the year ended December 31, 2015.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen and improve our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2016, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer with United States General Accepted Accounting Principles experience whom will be on-site.  The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non-accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

We have also begun to implement remediation procedures in two areas of our operations.  First we have restructured the financial reporting process to provide an improved review function by restructuring the responsibilities of both the accounting staff and the participation of the company's non-accounting personnel.  The addition of the financial review process should reduce the risk of reporting errors in the preparation and delivery of financial results.

As part of the restructuring of responsibilities, we have also increased the scope and involvement of non-accounting personnel to provide more direct operational insight into reported financial information in an effort to improve both its relevance and its accuracy.  In connection with that restructuring of responsibilities, we have also, provided additional training in best practices accounting procedures and GAAP to non-accounting personnel to improve the accuracy of reported financial information.

To assist both accounting and non-accounting personnel in their efforts to improve efficiency and accuracy, we have begun to restructure the chart of accounts to improve clarity and reduce the risk of inaccurate or misposting errors.  The new chart of accounts provides clearer, more informative titles and reduces redundancy.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth certain information regarding our executive officers, key employees and directors as of the date of this report. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position	Director Since

Stephen Barber	59	President, Chief Executive Officer, Chairman	2013
Lee Arrowood (1)	54	Director, President	2014
Mark Meriwether (2)	58		2001
Tami Lamkin Tharp (3)	57	CFO
Karen Jackson (4)	57	CFO
Sean Kruuv (5)	57	CFO
David Philips (6)	51	CFO

(1)	Mr. Arrowood resigned as a director on May 6, 2016.
(2)	Mr. Meriwether resigned as a director on August 18, 2015 and Mr. Arrowood was appointed as director on August 18, 2015.
(3)	Ms. Tharp was hired as Chief Financial Officer on July 3, 2015 and resigned October 12, 2015.
(4)	Ms. Tharp was hired as Chief Financial Officer on July 3, 2015 and resigned October 12, 2015.
(5)	Mr. Kruuv was hired as Chief Financial Officer on May 28,2015 and was terminated June 30, 2015.
(6)	Mr. Philip was hired as Chief Financial Officer on May 9, 2016 and remains the Company's current Chief Financial Officer.

Stephen J. Barber is currently 59 years old. Mr. Barber has over 30 years of experience in the international business sector with dual qualifications in science and law, specializing in international corporate finance, mergers and acquisitions, asset acquisitions, corporate restructuring, offshore financing structures and the creation of new ventures, as well as government regulatory matters and counterterrorism risk management (especially terrorism financing structures) in a range of international jurisdictions. Mr. Barber is self-employed and is currently the principal of Precept Asset Management Limited, the investment manager of Precept Fund Management Segregated Portfolio Corporation, and Prescient Fund Segregated Portfolio, a position he has held since December 9, 2013, and was previously a director of Precept Investment Management Limited since March 15, 2013, which was the predecessor to Precept Asset Management Limited. Mr. Barber has resided in Australia, the USA and Canada. His entrepreneurial approach and strength at building long-term strategic alliances, coupled with his dual technical and corporate finance/law background, equips him with the skill-sets necessary to bridge the gap between the technical, operational, commercial and government regulatory aspects required to create a dynamically successful, strategically focused business. He holds the degrees of B. App. Sc. (University of Southern Queensland), LL.B. & LL.M. (University of Adelaide), and an M.A. (Diplomacy) from Norwich University (VT). Through the 1990s, Mr. Barber was Joint Managing Director of Wessex Fund Management Limited, a hedge fund Mr. Barber co-founded in 1988, which focused on special situations and event- driven, risk-hedged investments, including distressed opportunities and corporate restructuring. Wessex also developed the first Capital Guaranteed Fund in Australia in response to the 1987 economic crash, which was highly successful in the late 1980s and early 1990s.

Lee Arrowood is 54 years of age and has been employed by us since July 2013. His areas of expertise are engineering, quality, sales & marketing, operations, systems automation, electronics, company restructuring, and business start-ups. Mr. Arrowood received a Bachelor of Science in Electrical Engineering from West Virginia University, Master of Science in Electrical Engineering from Florida Institute of Technology, and Master of Business Administration from Webster University

Karen Jackson is 57 years of age and has been employed August 2015 to May 2016.. She has over 20 years of general accounting experience spent between public accounting and private industry. Ms. Jackson has an associate degree in business from Morris Junior College.

David Phillips is 51 years of age and has been employed by us since May 9 2016. He is a CPA and has over 25 years of experience in executive roles, between public accounting, private industry and CFO consulting. He worked for Deloitte and Touche in audit/tax and has experience in manufacturing (Tier One auto supplier), Agriculture, outsourcing (fulfillment and high end customer support), residential/commercial construction and defense.Directors

Directors

Our current Board of Directors consists of 4 members: Mr. Stephen Barber, Mr. John Dinkel, Mr. Victor Psaltis and Mr. Theo Lianos.

On May 12, 2016 Messrs Dinkel, Psaltis, and Lianos were added to the Board of Directors.

Committees of the Board of Directors

None

Code of Ethics
We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, which is filed as an exhibit to our annual report for the fiscal year ended December 31, 2015, as filed with the SEC. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•	compliance with laws, rules and regulations;
•	conflicts of interest;
•	insider trading;
•	corporate opportunities;
•	competition and fair dealing;
•	discrimination and harassment;
•	health and safety;
•	record keeping;
•	confidentiality;
•	protection and proper use of company assets;
•	payments to government personnel;
•	waivers of the Code of Business Conduct and Ethics;
•	reporting any illegal or unethical behavior; and
•	compliance procedures.

Family Relationships
There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings
None of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in "Certain Relationships and Related Transactions", none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Shareholder Communications
Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at 3520 Dixie Highway, NE Palm Bay, FL 32905, Attention: Mr. Stephen Barber.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements were complied with during 2015.

Item 11.	Executive Compensation.
The following table summarizes all compensation recorded by us in the past two fiscal years for: our principal executive officer or other individual serving in a similar capacity, our two most highly compensated executive officers other than our principal executive officer who were serving at December 31, 2015 as executive officers as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.  For definitional purposes, these individuals are sometimes referred to as the "named executive officers."

2015 Summary Compensation Table
Name/Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Stephen Barber, Chief Executive Officer Chairman	(1)	2015	$ -	$150,000	$3,382,500	$-	$-	$-	$-	$ 3,532,500
		2014			338,250					338,250
Lee Arrowood, * President	(2)	2015	112,477		1,323,500					1,435,977
		2014	127,593	30,000	534,025					691,618
Mark Meriwether Vice President, Secretary and Director	(3)	2015			1,700,000					1,700,000
		2014			1,236,775				163,000	1,399,775
Sear Kruuv CFO	(4)	2015	13,075		10,000					23,075
		2014
Tami Tharp CFO	(5)	2015	25,385		87,000					112,385
		2014
Karen Jackson CFO	(6)	2015	2,308		47,500					49,808
		2014
Suzanna Barber VP Corporate Communication and Strategic Marketing	(7)	2015	48,077		190,000					238,077
		2014
Michele Arrowood HR Director		2015	38,901		95,000					133,901
		2014

Item 11.	Executive Compensation (Continued)

(1) On December 23, 2014, and effective as of December 31, 2014, Mr. Barber was issued 750,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.45 per share or $338,250.  Despite registration of all shares under the Plan, all shares issued under the Plan were issued under Restricted Stock Agreements.

On June 3, 2015, Mr. Barber was issued 5,000,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.40 per share or $2,000,000. On July 25, 2015, Mr. Barber was issued 1,500,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.70 per share or $1,050,000. On November 10, 2015, Mr. Barber was issued 350,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.95 per share of $332,500.

(2) Mr. Arrowood was elected our President on October 14, 2014.  His services continue under his Employment Agreement dated August 1, 2014, under which he will receive an annual salary of $140,400, payable semi-monthly.  He is also qualified to receive a performance bonus of $30,000 for demonstration of ability to successfully produce 3AH cells with safety separator and for commercial use; 2AH cells for use in UAV or other commercial application; 5AH cells for use in UAV or other commercial application; and 10AH cells for use in UAV or other commercial application.

On June 3, 2015, Mr. Arrowood was issued 2,500,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.40 per share or $1,000,000. On November 10, 2015, Mr Arrowood was issued 250,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.95 per share or $237,500. On November 16, 2015, Mr, Arrowood was issued 100,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.86 per share or $86,000.

Mr. Arrowood resigned from the Company effective May 6, 2016.

(3) Meriwether Agreements

Meriwether Termination of Employment Fee Agreement

Section 10.10 of the SPA whereby we acquired Carbon Strategic on October 8, 2012, specified that Mr. Meriwether would be paid $150,000 and be issued 3,000,000 shares of our common stock comprised of Rule 144 defined "restricted securities; he was granted "piggy-back" registration rights on these 3,000,000 shares, subject to pro rata cut backs under SEC Rule 415.  In consideration of the cash and stock consideration, Mr. Meriwether terminated all employment agreements to which he and we were party; and resigned as our President, Secretary and Treasurer.  The Termination of Employment Fee Agreement was executed and delivered with the closing of the SPA and contained these terms.  Mr. Meriwether has been paid this sum and issued these shares.

Meriwether Consulting Agreement

Section 10.10 of the SPA also specified that Mr. Meriwether would enter into a two (2) year Consulting Agreement, which Consulting Agreement was also executed and delivered with the closing of the SPA.  Under the Consulting Agreement, Mr. Meriwether was to be paid $500,000, less all of our outstanding liabilities amounting to $190,579.31 at closing, which included the payment of legal, accounting, Edgar and XBRL fees related to the preparation and filing of our 10-Q Quarterly Report for the quarter ended September 30, 2012; and Mr. Meriwether was also required to pay the $10,000 to Dr. Bates for his 10% interest in Oak Ridge Nevada.  That resulted in a net payment to Mr. Meriwether or his designees at the closing of $299,420 under the Consulting Agreement.  Further, if Mr. Meriwether compromised any of these liabilities for less than the sum recorded in our books and records, he was entitled to the difference resulting from any such compromise.  On the basis of indemnifying us or compromising certain liabilities of the Company for less than was carried by us as liabilities, Mr. Meriwether received an additional $33,643.40, for total compensation of $333,062 under this Consulting Agreement.  Mr. Meriwether's fees paid under the Consulting Agreement were non-refundable.  The Consulting Agreement provides for services by Mr. Meriwether in connection with the transition resulting from the change in control following the closing of the SPA, including services related to knowledge, information or introduction regarding all contracts, customers and suppliers, and to the extent of his knowledge and experience, services related to our thin film battery technology.  All services are to be rendered in Salt Lake City, Utah; if travel is required, Mr. Meriwether will be reimbursed for all expenses.

Item 11.	Executive Compensation (Continued)

Mr. Meriwether is an independent contractor under the Consulting Agreement, responsible for all taxes of any kind resulting from fees received under the Consulting Agreement; and he is subject to strict confidentiality provisions respecting our confidential or proprietary data, intellectual property information or techniques, suppliers, contacts, customers or employees or otherwise.

This Consulting Agreement was amended effective December 24, 2013, extending it to October 8, 2014, and issuing Mr. Meriwether 1,500,000 shares of our common stock that was valued at $900,000, and which shares were acquired by us under the Settlement Agreement dated December 23, 2013, between us, our former President and certain other shareholders.  Mr. Meriwether was also paid $50,000, and we agreed to pay him an additional $150,000 on the completion of certain terms.

Additional Meriwether Compensation

On September 9, 2014, we also authorized the issuance of 2,000,000 shares of our common stock to Mr. Meriwether, the Company's Vice President and a director, for all of his efforts over and above the responsibilities he assumed under his current Consulting Agreement with the Company.  These shares were valued at $1,000,000, or $0.50 per share, the shares contain restrictive legends.

On December 23, 2014, and effective as of December 31, 2014, Mr. Meriwether was issued 525,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.45 per share or $236,775.  Despite registration of all shares under the Plan, all shares issued under the Plan were issued under Restricted Stock Agreements.

On June 3, 2015, Mr. Meriwether was issued 2,500,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.40 per share of $1,050,000. On July 25, 2015, Mr. Meriwether was issued 1,000,000 shares under the Plan as compensation for services rendered, which shares were valued at $0.70 per share or $700,000.

Equity Compensation Plan Information
Securities Authorized for Issuance under Equity Compensation Plans

Name of Plan	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column
Equity compensation plans approved by security holders	10,500,000	2,186	7,062,500

Equity compensation plans not approved by security holders	None	None	None

Total	10,500,000	2,186	7,062,500

Item 11.	Executive Compensation (Continued)

On September 14, 2014 the directors and a majority of our shareholders adopted our 2014 Equity Incentive Plan (the "Plan"). We have reserved an aggregate of 10,500,000 shares of common stock for issuance pursuant to options or restricted stock granted under the Plan. As of the date of this report, we have issued no options or restricted stock under the Plan. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing a means of attracting and retaining key employees, directors and consultants for the Company and its subsidiaries. The Plan shall be administered by the board of directors until such time as a committee shall be appointed (the "Administrator"). Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options").

The price per share issuable upon exercise of an option shall be determined by the Administrator at the time of the grant and shall (i) in the case of an ISO, not be less than the fair market value of the shares on the date of grant; (ii) in the case of an ISO granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary, be at least 110% of the fair market value of the shares on the date of grant; or (iii) in the case of an NQSO, shall be no less than ninety percent (90%) of the fair market value per share on the date of grant. For the purposes of the Plan, the "fair market value" of the shares shall mean (i) if shares are traded on an exchange or over-the-counter market, the mean between the high and low sales prices of shares on such exchange or over-the-counter market on which such shares are traded on that date, or if such exchange or over-the-counter market is closed or if no shares have traded on such date, on the last preceding date on which such shares have traded or (ii) if shares are not traded on an exchange or over-the-counter market, then the fair market value of the shares shall be the value determined in good faith by the Administrator, in its sole discretion.

The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan. Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

The term of each option and the manner in which it may be exercised is determined by the Administrator, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 30, 2016, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of July 8, 2016, we had 272,451,382 shares of common stock issued and outstanding. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 3520 Dixie Highway NE. Palm Bay, FL 32905.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Precept, for and on behalf of Precept Fund and Prescient SP (1)	221,717,613	81.4%
Common Stock	Lee Arrowood (2)	4,050,000	1.83%
Common Stock	Mark Meriwether (3)	352,828	.16%

(1)	Harbour Centre, 42 North Church Street. George Town, Grand Cayman KY1-1110. Cayman Islands3164
(2)	3164 Contellation Drive Melbourne, Florida 32940
(3)	3056 East Brighton Place Salt Lake City, Utah 84121

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

We treat shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 30, 2016, to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
We describe below certain transactions and series of similar transactions that have occurred since our inception to which we were a party or will be a party, including transactions in which:

•	the amounts involved exceeded or will exceed the lesser or $120,000 or 1% of the average of our Company's total assets at year end for the last two fiscal years; and
•	a director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.
Currently two of our directors, Messrs. Barber and Arrowood are not "independent," as defined under the NASDAQ Stock Market Listing Rules. It is our current policy that the disinterested members of our board of directors approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved may exceed the lesser of $120,000 or 1% of the average of our total assets at year end and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer.

Suzanna Barber (spouse to Stephen Barber) received total compensation of $238,077 for the year ended December 31, 2015.

Michele Arrowood (spouse to Lee Arrowood) received total compensation of $133,901 for the year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services.
The following table shows the fees paid by us to Scrudato & Co., PA, our current independent registered public accounting firm, and Anderson Bradshaw PLLC for the year ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit Fees (1)	$51,251	$54,500
Audit Related Fees (2)	$-	$-
Tax Fees	$2,500	$2,500
All Other Fees	$-	$-
Total Fees	$53,851	$57,000

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

Policy on Pre-Approval of Fees
Our Board of Directors reviews and approves audit and permissible non-audit services performed by our current independent registered public accounting firm, Scrudato & Co., PA as well as the fees charged for such services. In its review of non-audit service and its appointment of Scudato & Co., PA as our independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV
Item 15.	Exhibits, Financial Statement Schedules.
(a)	Documents filed as part of the report.
(1)	All Financial Statements
(2)	Financial Statements Schedule
(3)	Exhibits
Exhibit No.	Description
10.1	Leclanché S.A Stock Sale Agreement
10.2	Brent-Tronics Acquisition Agreement
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date: July 8, 2016	By: /s/Stephen J. Barber
Stephen J. Barber
Chief Executive Officer

Date: July 8, 2016	By: /s/David Phillips
David Phillips
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Dinkel	Director	July 8, 2016

/s/ Victor Psaltis	Director	July 8, 2016

/s/ Theo Lianos	Director	July 8, 2016

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC. and SUBSIDIARIES
 CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-7

Consolidated Statements of Changes in Equity	F-6

Notes to Consolidated Financial Statements	F-8

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
July 8, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

Anderson Bradshaw

PLLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Oakridge Global Energy Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Oakridge Global Energy Solutions, Inc. as of December 31, 2014, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholder's equity (deficit), and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oakridge Global Energy Solutions, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
May 6, 2015

Oakridge Global Energy Solutions, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash	$13,222,496	$19,092
Inventory	2,988,040	121,829
Investments	-	3,980
Prepaid expenses	2,789	-
Subscription receivable	-	200,000
Total current assets	16,213,325	344,901

Fixed assets – net	13,372,732	1,052,802
Deposits	122,561	17,242
Related party advance	-	5,052,500
Total assets	$29,708,618	$6,467,445

Liabilities and Shareholders' Deficit
Accounts payable and accruals	$643,682	$343,536
Deferred rent	143,184	-
Due to related parties	250,000	130,359
Related party convertible debt	-	2,000,000
Total current liabilities	1,036,866	2,473,895

Shareholders' Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares Authorized, none issued and outstanding		-
Common Stock - $0.001 par value, 500,000,000 shares Authorized, 272,040,024 issued and outstanding at December 31, 2015 and 161,401,338 at December 31, 2014	272,040	161,401
Additional paid-in capital	79,276,010	19,960,524
Retained earnings (deficit)	(50,876,298)	(15,486,122)
Deferred stock-based compensation	-	(205,500)
Accumulated other comprehensive income (loss)	-	(436,753)
Total Oakridge shareholders' equity/(deficit)	28,671,752	3,993,550
Total Liabilities And Shareholders' Equity	$29,708,618	$6,467,445

The accompanying notes form an integral part to these financial statements.

Oakridge Global Energy Solutions, Inc.
 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	December 31, 2015	December 31, 2014
Revenues	$1,630	$52,200
Cost of sales	(22,968)	(28,736)
Gross profit	(21,338)	23,464

Operating Expenses:
General and administrative	9,880,682	7,433,604
Marketing	294,940	-
Research and development	13,286,996	1,049,635
Total operating expenses	23,462,618	8,483,239
Operating loss	(23,483,956)	(8,459,775)

Other Income (Expenses):
Gain on Brent-Tronics acquisition	17,579,887	-
Loss on sale of investments	(29,376,657)	-
Interest and other income	122	13
Interest expense – related party	(109,572)	(129,935)
Total other income (expenses)	(11,906,220)	(129,922)
Net loss before tax	(35,390,176)	(8,589,697)
Income tax benefit	-	-
Net loss	$(35,390,176)	$(8,589,697)
Other Comprehensive Income
Foreign currency translation adjustment	436,753	(510,224)
Total Comprehensive Loss	(34,953,423)	(9,099,921)
Basic gain/(loss) per share, basic and diluted	$.16	$(0.07)
Basic weighted shares outstanding, basic and diluted	216,720,706	125,218,089

The accompanying notes form an integral part of these financial statements.

Oakridge Global Energy Solutions, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Treasury	Treasury	Additional	Retained	Deferred	Comprehensive	Total
	Shares	Par Value	Shares	At Cost	Paid-in Capital	Earnings (Deficit)	Stock-comp	Income/(Loss)	Equity (Deficit)
Balance as at December 31, 2013	117,772,221	$117,772	10,500,000	-	6,297,820	(6,896,425)	$-	73,471	(407,362)
Issued stock for cash	28,416,667	28,417			5,626,583				5,655,000
Issued stock to settle debt	16,775,000	16,775			3,338,225				3,355,000
Issued stock for settlement	262,500	262			183,488				183,750
Issued shares for services	3,500,000	3,500			2,014,833				2,018,333
Issued shares to employees and officers	5,175,000	5,175			2,489,075		(205,500)		2,288,750
Treasury shares cancelled	(10,500,000)	-10,500	(10,500,000)		10,500				-
Net income (loss) for period						(8,589,697)		(510,224)	(9,099,921)
Balance as at December 31, 2014	161,401,388	161,401	-	-	19,960,524	(15,486,122)	(205,500)	(436,753)	3,993,550
Issued stock for cash	14,504,067	14,504			3,786,959				3,801,463
Stock option expense					6,409,249				6,409,249
Issued stock for services	17,370,844	17,371			9,023,977		205,500		9,246,848
Issued stock for Leclanché investment	78,763,725	78,764			40,095,301				40,174,065
Net income (loss) for period						(35,390,176)		436,753	(34,953,423)
Balance as at December 31, 2015	272,040,024	272,040	-	-	79,276,010	(50,876,298)	-	-	28,671,752

The accompanying notes form an integral part of these financial statements.

Oakridge Global Energy Solutions, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
	Audited	Audited
Cash Flows From Operating Activities
Net loss from continuing operations	$(35,390,176)	$(8,589,697)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,938,979	253,596
Realized loss on sale of investment	29,376,657	-
Gain on acquisition of Brent-Tronics	(17,579,887)	-
Stock issued for services	9,153,410	4,307,083
Stock option expenses	6,409,249	-
Foreign exchange	436,753	-
Deferred rent	143,184	-
Reserve for slow-non moving inventories	350,000	-
Stock issued for settlement	-	183,750
Write-off deposits	-	221,900
Changes in assets and liabilities, net of effects of acquisition
(Increase) decrease in inventory	121,676	(117,489)
(Increase) decrease in prepaid	(2,789)	-
(Increase) decrease in deposits	(105,318)	-
(Increase) decrease in long term contract	-	193,297
(Increase) decrease in other assets	-	20,284
Increase (decrease) in accounts payable	300,146	(137,317)
Net cash used in operating activities	(4,848,116)	(3,664,593)
Cash Flows From Investing Activities
Purchase fixed assets	(16,909)	(182,848)
Long-term assets	-	(5,332)
Purchase of investments	-	1,020
Sale of investments	15,947,323	-
Related Party advance	-	(2,207,724)
Net cash provided by(used in) investing activities	15,930,414	(2,394,884)
Cash flows from financing activities
Payments on notes payable	(2,000,000)	-
Proceeds from private placements	4,001,465	5,605,000
Proceeds from borrowings related party	119,641	68,642
Net cash provided by financing activities	2,121,106	5,673,642
Net increase (decrease) in cash	13,203,404	(385,835)

Cash, beginning of period	19,092	404,927

Cash, end of period	$13,222,496	$19,092

The accompanying notes form an integral part of these financial statements.

Oakridge Global Energy Solutions, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31
	2015	2014
	Audited	Audited
Cash paid for taxes	$-	$-
Cash paid for interest	-	-
Supplementary Information on Non-Cash Transactions
Acquisition of 1,250,000 Leclanché S. A shares in exchange of Related Party Notes receivable	$5,145,000	-
Stock subscriptions of 78,763,725 to Precept Fund Management for the acquisition of 9,750,000 Leclanché S.A. shares.	$40,174,065	-

The accompanying notes form an integral part of these financial statements.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2014-YTD	Year ended December 31, 2014
2015-YTD	Year ended December 31, 2015

Organization and Nature of Business

Oakridge Global Energy Solutions, Inc (the "Company", "OGES", "we", "us" or "our") was organized under the laws of the State of Colorado in 1986. The Company has developed a line of lithium ion rechargeable batteries using our proprietary patented intellectual formulation and technology, which includes products specifically designed for the civilian, military and medical uses. Using existing proven technology coupled with proprietary chemistry to produce safe, cost-competitive lithium-ion products of the highest quality the Company produces energy cell systems comprised of large and small format prismatic lithium cells manufactured using its proprietary electro-formulas and expertly engineered energy cell management systems. The prismatic shape of the company's lithium-ion cells makes them easily stackable, as opposed to its competitor's cylindrical shaped cells and batteries, which translates to 25-30% more energy density than cylindrical-shaped batteries. This strategic engineering allows for low-cost production and high-margin profits.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to US GAAP.

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2014 consolidated financial statements have been reclassified for comparability with the December 31, 2015 presentation. These reclassifications had no effect on previously reported net loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these consolidated financial statements include:

•	Estimates of allowances for uncollectable accounts receivable,
•	Estimates of inventory obsolescence and overhead and labor cost allocations,
•	Estimates assuming future earning capacity of our intangible assets,
•	Estimates of value of equity transactions for services rendered,
•	Estimates of returned or damaged product, and
•	Estimates made in our deferred income tax calculations, for which there is a full valuation allowance.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks and Uncertainties
The Company's business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors.. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company's financial position, results of operations and cash flows.
Cash

The Company maintains its cash in financial institutions located in the United States and Hong Kong. At times, the Company's cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At December 31, 2015 and 2014, the allowance for uncollectable accounts was $0 and $0, respectively.

Inventories

Inventory is reported at the lower of cost or market on the FIFO method. Our inventory is subject to obsolesce. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending obsolesce as a basis for establishing the appropriate reserve for any estimated obsolescence.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, "Revenue Recognition", which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•	persuasive evidence of a sales arrangement exists,
•	delivery has occurred,
•	the sales price is fixed or determinable and
•	collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price. Shipping and handling costs are included in cost of goods sold.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

We perform our research and development at our executive offices and in-house laboratories, primarily through the services of our Chief Executive Officer, our team of engineers and our research director. During 2014 and 2015, we expensed $13,286,996 and $1,049,635, respectively, to research and development.

Share-Based Payment

The Company measures compensation cost for all employee stock-based awards at their fair values on the date of grant. Stock-based awards issued to non-employees are measured at their fair values on the date of grant, and are re-measured at each reporting period through their vesting dates. When a non-employee becomes an employee and continues to vest in the award, the fair value of the individual's award is re-measured on the date that he becomes an employee, and then is not subsequently re-measured at future reporting dates. The fair value of stock based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method for stock options and restricted stock. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards.

Income Taxes
The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore recorded a full valuation allowance for the years ended December 31, 2015 and 2014.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, "Earnings per Share". Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Vested options of 3,288,250 shares were excluded from the earnings per share calculation because they would be anti-dilutive.

Segment Information

ASC Topic 280, "Disclosures about Segments of an Enterprise and Related Information," established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Management has determined that the Company operates in one business segment, which is the commercialization and development of energy cell products.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We currently do not have any financial assets and liabilities that are recurring that would require us to disclose them at fair value.

NOTE 3. – LIQUIDITY AND GOING CONCERN

We had cash of $13,222,496 and had working capital of $15,176,459 on December 31, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock, by credit financing and the sale of our non-controlling interest in Leclanché.

Until we commence sales of our products and reach breakeven from our manufacturing and sales efforts, we are dependent on equity financing from external sources and investors who in part, have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the investment community. Our primary source of funding since July 2013 has been Precept, our major shareholder. Its ownership and control of approximately 82% of our outstanding voting securities include 7,600,000 shares owned by Stephen J. Barber, our Executive Chairman, CEO, and a director, who has voting control of approximately 221,717, 615 shares through Precept Fund Management SPC.

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

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 3. – LIQUIDITY AND GOING CONCERN (Continued)

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

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern. This ASU requires management to assess every reporting period whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments define that substantial doubt exists when relevant conditions and events, considered in aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued or available to be issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should disclose: (1) principal conditions or events that raised substantial doubt; and (2) management's evaluation of the significance of those events. Further, management should also consider whether its plans that are intended to mitigate those conditions or events will alleviate the substantial doubt. If so, management should disclose information that enables users to understand those plans that alleviated the substantial doubt. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

NOTE 5. – INVENTORIES

Significant components of inventory at December 31, 2015 and 2014 consist primarily of:

	December 31, 2015	December 31, 2014
Raw and packaging material	$1,533,295	$118,489
Supplies	1,454,745	3,340
Total	$2,988,040	$121,829

Management evaluated the inventory at December 31, 2015 and 2014 and reserved $350,000 and $0, respectively, as an allowance for slow moving and obsolete inventory.

NOTE 6 – ACQUISITION OF BRENT-TRONICS

In October 2014, the Company acquired substantially all the assets of Brent-Tronics Inc., for cash consideration of $155,000, including intellectual property, equipment, raw materials, supplies, inventories and customer list that will allow the Company to manufacture its lithium-ion energy cells. The company had no liabilities and was non-operational. The Company initially measures the separately recognizable identifiable assets acquired and the liabilities assumed as of the acquisition date in accordance with the requirements of Accounting Standards Codification ("ASC") 805, Business combination. The actual delivery of the equipment arrived during first quarter of 2015 and accordingly the Company's management received an independent appraisal for the equipment and has evaluated the fair market value of the inventory. Based on the appraisal report and inventory value the purchase price was allocated as follows:

Property and equipment	$14,397,000
Raw material inventory	1,886,482
Supplies inventory	1,451,405
Total	$17,734,887

Total consideration paid	155,000
Gain on bargain purchase	$17,579,887

For the year ended December 31, 215 the Company recognized gain on bargain purchase of $17,579,887 on the consolidated statements of operations.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2015 and December 31, 2014, property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Equipment	$15,583,057	$1,308,395
Office equipment	63,819	94,651
Software	34,357	34,357
Leasehold improvements	60,611	93,765
	15,741,845	1,531,168
Less accumulated depreciation and amortization	(2,369,112)	(478,366)
	$13,372,732	$1,052,802

Depreciation expenses for the years ended December 31, 2015 and 2014 was $1,938,979, and $239,889.

NOTE 8. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrual at December 31, 2015 and 2014 consist of:

	December 31, 2015	December 31, 2014
Accounts payable	$152,737	$226,585
Accrued interest	-	70,428
Wages payable	340,945	-
Accrued bonus	150,000	-
Accrued expenses	-	46,523

Total	$643,682	343,536

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company was party to a lease for 69,000 square feet in warehouse and corporate office space located in Palm Bay, Florida. On August 1 2015, the Company entered into a lease agreement for 15 years. The terms of the lease provide for $8 per square foot or $45,812 per month base rent plus operating expenses related to property tax and insurance and terminates on November 30, 2030. The lease provides for annual increases in the monthly base rent of $.24 to $4.46 per square foot. The Company accounts for its facility leases using the straight-line method.

The Company is committed to lease payments follows:

Years Ending December 31,
2016	$419,180
2017	573,314
2018	590,514
2019	608,229
Thereafter	7,952,403
Total	$10,143,640

Litigation

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 10 – EQUITY

Common Stock

When shares are issued in lieu of cash for services, such services are valued based upon the shares issued multiplied by the closing price of the stock on the date immediately preceding such issuance.

During the first quarter of 2015, the Company sold an aggregate of 2,140,000 shares to  private investors at .25 per share for a total gross proceeds of $535,000.

During the second quarter of 2015, the Company sold an aggregate of 4,440,000 shares to private investors at .25 per share for a total gross proceeds of approximately $1,110,000. The Company has paid commissions of $233,690 related to the stock issuance.

During the third quarter of 2015, the Company sold an aggregate of 8,191,844 shares to private investors at .25 per share for a total gross proceeds of approximately $2,025,000. The Company has paid commissions of $61,711 related to the stock issuance.

During the fourth quarter of 2015, the Company sold an aggregate of 189,067 shares to private investors at .90 per share for a total of approximately $222,681.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
NOTE 10 – EQUITY (Continued)

Options

As of December 31, 2015, the Company had an equity incentive. All options that have been granted through December 31, 2015 have been granted outside this plan.

The following tables present the status of all options outstanding at December 31, 2015 and 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value
Year Ended December 31, 2014	-	-		-	-
Outstanding at January 1, 2014
Issued
Exercised
Forfeited
Outstanding at December 31, 2014
Exercisable at December 31, 2014	-	-		-	-

Year Ended December 31, 2015
Outstanding at January 1, 2015
Issued	4,225,000	.24	2.5		3,336,250
Exercised	(200,000)	.24	2.5		(48,000)
Forfeited
Outstanding at December 31, 2015	14,025,000	.24	2.5		3,288,250
Exercisable at December 31, 2015	14,025,000	.24	2.5		3,288,250

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 11 – INCOME TAXES

The provision for income taxes for 2015-YTD and 2014-YTD is summarized as follows:

	2015	2014

Current:
Federal	$-	$-
State	-	-
Non-U.S.	-	-
	-	-
Deferred:
Federal	(15,583,901)	(3,006,394)
State	(2,048,170)	-
Non-U.S.	-	-
Increase in valuation allowance	17,632,071	3,006,394

Total provision (benefit) for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2015	2014
Gain/Loss per books:	$(35,390,176)	$(8,589,697)

Tax at statutory rate	14,014,510	3,006,394
Stock-based compensation	(2,538,062)	-
Amortization & depreciation	(667,412)	(130,914)
Non- deductible expenses	(138,600)	(129,935)
Gain on acquisition on Brent-Tronics	6,961,635	-
Total deferred tax assets	17,632,071	2,745,545
Valuation allowance	(17,632,071)	(2,745,545)
Net deferred tax assets	$-	$-

The Company did not pay any income taxes during the periods ended December 31, 2015 or 2014 or since inception.  The Company's net operating loss carry forward of approximately $75 million will expire in various years through 2031. This carry forward may be limited based upon the change in control resulting from the consummation of the business combination.

The Company evaluated the provisions of ASC 740 related to accounting for uncertainty in income taxes recognized in the Company's financial statements as of December 31, 2015 and 2014.  Based on management's evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. During the years ended December 31, 2015 and 2014, the Company had not incurred interest or penalties.  The Company files income tax returns in the US federal jurisdiction, states of Colorado and Florida.  The Company's federal and state income tax returns since 2011 are subject to examination by the Internal Revenue Service, and our state income tax returns since 2013 are subject to examination by the respective state jurisdiction.  Returns are generally subject to examination for a period of three years after the returns were filed.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
NOTE 12 – EQUITY INCENTIVE PLAN

Overview – Options granted under the Company's 2014 Equity Incentive Plan (the "Plan") may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights, time vested and/or performance vested Restricted Stock, Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.

Subject to the Plan – The initial maximum number of shares of Common Stock that may be issued under the Plan is 10,500,000 shares. No more than 500,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either, authorized and unissued shares or shares held in treasury. No shares have been issued.

Eligibility – Nonstatutory Stock Options, Stock Purchase Rights, Stock Awards, Stock Appreciation Rights and Unrestricted Shares may be granted to all Service Providers. Incentive Stock Options may be granted only to Employees.

Limitations – Each Option shall be designated as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designation, if an Employee becomes eligible in any given year to exercise Incentive Stock Options for Shares having a Fair Market Value in excess of $100,000 those Options representing the excess shall be treated as Nonstatutory Stock Options.

Term – The term of each Option shall be stated in the applicable Option Agreement or, if not stated, ten years from the date of grant. However, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Incentive Stock Option is granted, owns, directly or indirectly, stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company and any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant or such shorter term as may be provided in the applicable Option Agreement.

Exercise and Vesting – Unless otherwise determined by the Administrator and provided for in the Option Agreement, each Option shall vest and become exercisable as to one-sixth (1/6) of the shares subject to the Option on the date that is nine months after the date of grant, and an additional one-sixth (1/6) of the shares subject to the Option every nine months thereafter until fully vested and exercisable.

NOTE 13. – RELATED PARTY CONVERTIBLE DEBT

The Company borrowed $2 million to finance business operations from Newmark Investment Limited, a Hong Kong organized company ("Newmark"), a former principal stockholder of the Company and the former owner of Carbon Strategic,  the Company's inactive wholly-owned subsidiary (the "Newmark Loan").  The terms of the notes included interest at 6% per annum; interest to be paid quarterly on the principal then outstanding; the initial term of the loan was 12 months from the date of first advance or November 2, 2012; the loan could be extended for another 12 months with a maximum period of 24 months from the date of first advance; the total loan or part of the loan could be converted to fully paid shares of common stock of the Company at Newmark's request at the end of loan period; and shares issued on conversion would be issued at a 50% discount of the volume weighted average price ("VWAP") of the common stock of the Company on the OTCBB or the principal nationally recognized U.S. market on which such shares of common stock publicly traded, for the 50 day VWAP prior to any such conversion, provided however, notwithstanding the foregoing, the minimum conversion price shall not be less than USD$0.20 per share, which was the approximate current trading price of such common stock on the date of the initial advance by Newmark.  Any shares acquired in conversion of the notes would be comprised of "restricted securities" as defined in Rule 144 of the SEC.   The loan was extended and subsequently assigned to Expedia Holdings Limited, a Hong Kong organized company ("Expedia").  The Company had also agreed to grant a lien to Newmark on all of the Company's equipment and intellectual property to secure payment of the loan and accrued interest, which lien was approved on March 31, 2014, under an amended Loan Agreement dated February 24, 2014, reflecting the assignment of the Newmark Loan and the granting of the security interests to Expedia.  Expedia is a founder and the sole owner of Newmark and assignee of Newmark Loan, which is currently referenced as the "Expedia Loan."  As of December 31, 2015, loan was paid off in full including accrued interest of $160,182.

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 14. - LECLANCHÉ

On June 3, 2014 the Company entered into a Convertible Loan and Investment Agreement with Leclanché SA for CHF 3,000,000 or approximately $3,090,000, which was subsequently amended and increased to CHF 5,000,000 or approximately $5,150,000 on August 2, 2014

On February 2, 2015, the Company executed a Stock Purchase Agreement to acquire 11 million shares of stock of Leclanché S.A., or 45%, a non-controlling interest in the Swiss Company ("Leclanché") traded on the SIX (Swiss Exchange) under the symbol "LECN" from Precept Fund Management SPC ("Precept"). In consideration for the 11 million Leclanché shares, the Company issued 78,763,500 shares of common stock to Percept.  The purchase price of $45,320,000 (11 million multiplied by $4.12) was computed based on the Leclanché's closing share price on the agreement date of December 4, 2014. In addition to the 78,763,500 shares of common stock issued, additional consideration of $5,150,000 was given to Precept in the form of assigning its convertible notes receivable from Leclanché.

The Company did not exercise significant control over the management of Leclanché and accordingly as of September 30, 2015 as required by ASC 323, Investments- Equity method and joint ventures, and accordingly, the Company has fair valued the investments based on the closing price on the Swiss Stock exchange in accordance with ASC 820, Fair value measurement. For the nine months ended September 30, 2015, we had an unrealized loss of $13,679,600, which was recorded in other comprehensive income.

On December 31, 2015, the Company sold its non-controlling investment for cash consideration of $15,987,100. For the year ended December 31, 2015, the Company had a loss on investment of $29,376,657 and has recorded the loss on the accompanying Consolidated Statement of Operations under the caption loss on sale of investments.

NOTE 15. – SUBSEQUENT EVENTS

During the first quarter of 2016, the Company sold an aggregate of 200,000 shares to a private investor for $100,000.

Also during the first quarter of 2016, the Company has issued an aggregate 211,358 shares to certain employees, consultants for various duties preformed during the period.

On January 15, 2016 the Company entered into an unsecured Loan Agreement by and between Oakridge Global Energy Solutions Inc. and Precept Fund for $5,500,000 at an interest rate of 4% per annum. Under the terms of the agreement the loan matures on January 15, 2017 with principle and interest due at maturity.  On July 8, the Board of Directors accepted repayment of the loan in consideration of 11,000,000 shares of our common stock which will be returned and surrendered to treasury stock.

On May 16, 2016 the Company received a final payment of CHF 1,980,000 or approximately $2,000,000 in fees related to the Leclanché transaction which closed in December 2015.

In the second quarter of 2016, the Company entered into a consulting agreement for assistance in various business related matters including assistance with the Company's NASDAQ listing application. Under the terms of the agreement the Company has agreed to pay a success fee upon completing certain milestones of $100,000 and 2,000,000 shares of the Company's restricted common stock.