Form 10-Q
period 2016-06-30
Oakridge Global Energy Solutions, Inc.
filed 2016-08-23
CIK 830483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Outstanding Shares

There were 273,281,382 shares of common stock outstanding as of August 22, 2016.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward- looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statements that we file with the Securities and Exchange Commission (the "SEC"), including all risk factors outlined therein (see Item 1A of our 10-K Annual Report for the year ended December 31, 2015), which was filed with the SEC on April 14, 2016 and amended on July 8, 2016, and which is referenced in Part II, Item 1A, below. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, these Condensed Consolidated Financial Statements fairly present the financial position of the Company.

Oakridge Global Energy Solutions, Inc.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Page(s)

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	4

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2016, and 2015	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	6

Notes to the Condensed Consolidated Financial Statements	7 - 11

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015 (Restated)
Assets
Current assets
Cash	$2,852,396	$13,222,496
Inventory	338,351	127,826
Prepaid expenses	174,567	2,790
Total current assets	3,365,314	13,353,112

Fixed assets – net	1,068,299	760,018
Deposits	165,140	151,267
Convertible loan cost	391,940	-
Related party note	5,601,405	-
Total assets	$10,592,098	$14,264,397

Liabilities and Shareholders' Deficit
Accounts payable and accruals	$812,446	$643,890
Deferred rent	296,684	143,186
Due to related parties	-	250,000
Notes payable	555,000	-
Total Current Liabilities	1,664,130	1,037,076

Shareholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares
Authorized, none issued and outstanding	-	-
Common Stock - $0.001 par value, 500,000,000 shares Authorized, 272,451,382 and 272,040,024 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	272,451	272,040
Additional paid-in capital	79,867,077	79,276,010
Accumulated deficit	(71,211,560)	(66,320,729)
Total Shareholders' Equity	8,927,968	13,227,321

Total Liabilities and Shareholders' Equity	$10,592,098	$14,264,397

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30

		(Restated)		(Restated)
	2016	2015	2016	2015
Revenues	$-	$1,110	$257,234	$1,110
Cost of sales	-	(878)	(112,695)	(878)
Gross profit	-	232	144,539	232

Operating Expenses:
General and administrative	1,143,324	1,541,175	2,313,242	1,808,372
Marketing	26,912	81,984	97,237	93,213
Research and development	1,760,549	8,572,845	4,689,957	8,872,579
Total operating expenses	2,930,785	10,196,004	7,100,436	10,774,164
Operating income (loss)	(2,930,785)	(10,195,772)	(6,955,897)	(10,773,932)

Other Income (Expenses):
Interest expense	(18,756)	(29,918)	(18,756)	(59,507)
Interest income	55,021	-	101,630	-
Other income	1,981,982	-	1,981,982	-
Total other income (expense)	2,018,247	(29,918)	2,064,856	(59,507)
Net loss before tax	(912,538)	(10,225,690)	(4,891,041)	(10,833,439)
Income tax benefit	-	-	-	-
Net loss	$(912,538)	$(10,225,690)	$(4,891,041)	$(10,833,439)
Other Comprehensive Income
Foreign currency translation	-	791,473	-	1,104,529
Unrealized loss on available for sale securities	-	(5,899,660)	-	(3,515,729)
Total Comprehensive Income (Loss)	$(912,538)	$(15,333,877)	$(4,891,041)	$(13,244,639)
Basic and diluted income (loss) per share	$(0.01)	$(0.07)	$(0.02)	$(0.06)
Basic and Diluted Weighted Shares Outstanding	272,451,382	210,115,751	272,451,382	210,115,751

See Accompanying Notes to the Financial Statements.

Oakridge Global Energy Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30
	2016	2015 (Restated)
Cash Flow From Operating Activities:
Net income (loss)	$(4,891,041)	$(10,833,439)
Adjustment to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	153,900	148,044
Deferred rent	153,498	-
Stock option expense	-	4,434,719
Stock issued for services	-	4,410,001
Changes in assets and liabilities, net of effects of acquisition
(Increase) decrease in inventory	(210,525)	736
(Increase) decrease in prepaid expenses	(171,777)	(2,500)
(Increase) decrease in security deposit	(13,873)	(108,312)
Increase (decrease) in accounts payable and accruals	168,556	(4,923)
Net cash from operating activities	(4,811,262)	(1955,674)

Cash Flow From Investing Activities:
(Purchase) Sale of fixed assets	(445,384)	28,706
Loan to related party	(5,601,405)	-
Proceeds from sale of investments	-	75
Net cash from investing activities	(6,046,789)	28,781

Cash Flow From Financing Activities:
Net proceeds from issuance of ordinary shares	237,951	1,806,859
Proceeds from issuance of notes	500,000	-
(Repayment) Proceeds on loan from related party	(250,000)	100,942
Net cash from financing activities	487,951	1,907,801
Net increase (decrease) in cash and cash equivalents	(10,370,100)	(19,092)
Cash and cash equivalents, beginning of period	13,222,496	19,092
Cash and cash equivalents, end of period	2,852,396	-

Cash paid for taxes	$-	$-
Cash paid for interest	-	-
Supplementary Information on Non-Cash Transactions
Acquisition of 1,250,000 Leclanché S. A shares in exchange of Related Party Notes receivable	-	5,145,000
Stock subscriptions of 78,763,725 to Precept Fund Management for the acquisition of 9,750,000 Leclanché S.A. shares.	-	40,174,065

Oakridge Global Energy Solutions, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation and Restatement

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (the "SEC"). The information furnished in the interim Condensed Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Restatement — We have been engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") as part of a review of our periodic filings. Subsequent correspondence and discussions with the Staff, principally issues related to prior periods identified during reviews in the quarter ended March 31, 2015, June 30, 2015, September 30, 2015 and the year ended December 31, 2015 ("Year 2015") will led us to restate our consolidated Year 2015 Financial statements.

We continue to be engaged in a dialogue with the Staff, however, and the review is not yet complete. We are working to resolve the remaining comments that the Staff has made on our periodic filings as expeditiously as possible. We cannot assure the resolution of the remaining Staff comments will not necessitate further amendments or restatements to our previously-filed periodic reports.

The impact on the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as a result of the above adjustments, is as follows. The amounts previously reported are derived from the amendment No. 1 on Form 10-Q for the quarter ended June 30, 2015 filed on July 08, 2016.

Statement of Operations:

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Amount Previously Reported	As Restated	Amount Previously Reported	As Restated
General and administrative expenses	1,947,974	1,541,175	2,666,750	1,808,372
Research and development	8,572,668	8,572,845	9,272,402	8,872,579
Gain on Brent-Tronics Acquisition	-	-	17,579,887	-
Net Income (Loss)	(10,632,312)	(10,225,690)	5,488,427	(10,833,439)

Balance Sheet:

	As of December 31, 2015
	Amount Previously Reported	As Restated
Inventory	2,988,040	338,351
Fixed assets-net	13,372,732	760,018
Shareholder Equity	28,671,752	14,265,397

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

The Company charged $214,521 to bad debt expense for the three months ended June 30, 2016 as a result of defected products shipped. An analysis of the allowance for doubtful accounts balance at June 30, 2016, determined that $0 reserve was required.

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

Note 4 – Going Concern

The Company has dedicated substantial resources required to research and development of the Company's products which include general and administrative expenses associated with its organization and product development. We expect operating losses to continue, due to the anticipated costs to develop products. These conditions raise substantial doubt about the Company's ability to continue as a going concern. We require financing for our plan of operations.  Current cash on hand is not sufficient to maintain our current operations and there is no assurance that future sales and marketing efforts will be successful enough to achieve the level of revenue sufficient to provide cash to sustain operations. To the extent such revenues and corresponding cash flows do not materialize, we will attempt to fund working capital requirements through third party financing, including a private placement of our securities. In the absence of revenues, we currently believe we require a minimum of $10 million to maintain our current operations through the next 12 months and up to $5 million to continue our research and development. We cannot provide any assurances that required capital will be obtained or that the terms of such required capital may be acceptable to us. If we are unable to obtain adequate financing, we may reduce our operating activities until sufficient funding is secured or revenues are generated to support operating activities.

The Company has operating losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through convertible debt and sale of our common stock and subscriptions from various investors. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 5– New Accounting Pronouncements

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

Note 7 – Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. In the computation of diluted earnings per share, excess tax benefits that would be created upon the assumed vesting of unvested restricted shares or the assumed exercise of stock options (i.e., hypothetical excess tax benefits) are included in the assumed proceeds component of the treasury stock method to the extent that such excess tax benefits are more likely than not to be realized. When a loss from continuing operations exists, all potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. As the Company had losses for the six month periods ended June 30, 2016, and 2015, the potentially dilutive shares were anti-dilutive and were thus not included in the net loss per share calculation.

Note 8- Equity

During the second quarter of 2016, the Company authorized the issuance of 830,000 shares for services provided by various consultants valued at $0.40 per share, which resulted in an expense of $332,000. As of June 30, 2016, the shares had not been issued.

Note 9 – Other Income

During the second quarter 2016, the Company received a one-time payment of approximately $2 million from Golden Partner S.A resulting from consulting services rendered by our Chief Executive Officer and interim-Financial Officer Stephen Barber. The Company has incurred and one-time consulting cost of $125,000 in connection with the consulting payment and has expensed it accordingly.

Note 10 – Investments

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

The following tables show the Company's cash and available-for-sale securities' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term marketable securities as of June 30, 2016 and June 30, 2015:

June 30, 2016

Date	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value
Level 1:
Investments in Leclanché S. A.	$-	$-	$-	$-
Other Investments	-	-	-	-
	$-	$-	$-	$-

June 30, 2015

Date	Adjusted Cost	Unrealized Gain	Unrealized Losses	Fair Value
Level 1:
Investments in Leclanché S. A.	$45,320,000	$-	$(2,411,200)	$42,908,800
Other Investments	3,904	-	-	3,904
	$45,323,904	$-	$(2,411,200)	$42,912,704

On December 31, 2015, the Company sold its non-controlling investment in Leclanché S.A for cash consideration of $15,987,100. For the year ended December 31, 2015, the Company had a loss on investment of $29,376,657 and has recorded the loss for the year ended December 31, 2015.

Note 11 - Related party note

On January 15, 2016 the Company entered into an unsecured Loan Agreement by and between Oakridge Global Energy Solutions Inc, HK and Precept Fund Management SPC (BOO Precept Fund Segregated Portfolio) for $5,500,000 at an interest rate of 4% per annum. Under the terms of the agreement the loan matures on January 15, 2017 with principle and interest due at maturity.

Note 12 – Convertible Note

The Company entered into a securities purchase agreement effective as of June 21, 2016 with JMJ Financial to which the Company agreed to issue and the Purchaser agreed to purchase a 10% Original Discount Unsecured Convertible Promissory Note in the principal amount of up to $555,000, and a warrant to purchase 1,068,374 shares of the Company's common stock for an aggregate exercise price of $416,666 (the "Warrant"). The Warrant can be exercised at any time on or before the five year anniversary of the date the Warrant was issued.  The warrant is exercisable at the lessor of $0.39 per share or the lowest trade price in the 10-day period preceding the exercise date and may be exercisable on a cashless basis.  Furthermore, the warrant exercise price is subject to adjustment in the event the Company issues any securities at an effective price per share less than the exercise price of the warrant.

The Company has accounted for the Warrant expense in accordance with ASC 470-20.

The convertible promissory note matures June 21, 2017. The convertible promissory note is convertible at any time, in whole or in part, at JMJ Financial's option into shares of the Company's common stock at the lesser of $.39 or 65% of the average of the lowest two closing prices in the 25-day pricing period preceding a conversion. However, at no time will JMJ Financial be entitled to convert any portion of the note to the extent that after such conversion, JMJ Financial would beneficially own more than 4.99% of our outstanding shares common stock as of such date. The Company agreed to reserve at least 25,000,000 shares of common stock for conversion of the note. The note also provides for penalties and rescission rights if the Company does not deliver shares of common stock upon conversion with the require timeframes. The Company is currently negotiating an extension on its registration statement filing requirement.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through August 22, 2016 and determined the following subsequent events.

On July 18, 2016, David Phillips resigned as the Company Chief Executive Officer. Mr. Phillips served as the Company's Chief Financial Officer and Principle Accounting Officer from May 9, 2016 to July 18, 2016. On July 21, 2016, Mr. Stephen Barber, the Company's current Chief Executive Officer, has assumed the position of interim-Chief Financial Officer and interim-Principal Financial Officer.

On August 5, 2016 the Company issued 830,000 shares at an expense of $332,000 or $0.40 per share to 3 consultants for various services rendered to the Company during the second quarter 2016. The expense was recorded in the second quarter 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company is continuing the research and development of its patented, proprietary energy cells technology for lithium-ion batteries for military, civilian and medical applications. Subject to receipt of financing, it plans to begin commercialization of its products in 2017.

Our Plan of Operation for 2017 consists of the following objectives:

1.	Begin our sales and marketing of our commercial golf car batteries, living space power battery systems, and starter motor batteries by establishing a distribution network;
2.	Begin our sales and marketing of our commercial Radio Controlled Unmanned Vehicle batteries by establishing a distribution network;
3.	Begin our sales and marketing of our commercial medical-devices energy cells and batteries;
4.	Begin our sales and marketing of our recreational-living battery systems.

Subject to receipt of financing, management believes it will have a range of commercially saleable products which it will produce in commercially in viable quantities by the first quarter 2017. Our focus is on developing and marketing these commercial products for which there is a substantial market. We are also presently building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

Results of Operations

For the three month period ended June 30, 2016, compared to the three month period ended June 30, 2015

We had general and administrative expenses of $1,143,324 during the second quarter of 2016 as compared to $1,541,175 in the second quarter 2015, a decrease of $397,851 or 25%. General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance, administrative personnel and facilities. In addition, general and administrative expenses include legal, accounting service and general corporate expenses. The increases in general and administrative were primarily due to increase in payroll and stock compensation expenses to executives and consultants.

We had $1,760,549 in research and development during the second quarter of 2016 as compared to $8,572,845 in the second quarter of 2015, a decrease of $6,812,296 or 79%. The decrease in research and development cost was in part due to stock based compensation expenses paid to personnel responsible for the research and development of new products as well as improvements to existing products expensed in the second quarter 2015 and well as the reclassification of General and administrative expenses to research and development also in the second quarter 2015.

We expect that research and development expenses will increase in dollar amount in future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products.

The decrease in research and development expenses in the second quarter of fiscal year 2016 were due to the following:

▪	$3,769,511 non-cash stock issuance for research and development expenses.
▪	$3,528,785 stock option expenses for options issued to consultants and employees.

Offset by increases in:

▪	$173,000 for rent as a result of increases in renewal terms for the lease on our headquarters..
▪	$313,000 for personnel costs of our operations and manufacture facility.

Our total operating expenses were $2,930,785 during the second quarter 2016 as compared to $10,195,772 during second quarter 2015, a decrease of $7,264,987 or 71%. The decrease was primarily due to the expenses disclosed above.

We had interest expense of $18,756 for the three months ended June 30, 2016, compared to $29,918 a decrease of $11,162 or 37% in the second quarter 2015, for a net loss $912,538, and a total comprehensive loss of $912,538 a decrease of $9,313,152 or 91% compared to a net loss of $10,225,690 and a total comprehensive loss of $15,333,877 in the period ended June 30, 2015.

For the six month period ended June 30, 2015, compared to the six month period ended June 30, 2015.

During the six months ended June 30, 2016, we had $257,234 in revenue related to sales of our porotype products, with $112,695 in cost of sales.  We had general and administrative expenses of $2,313,242 compared to $1,808,372 in the second quarter 2015, and $4,689,957 in research and development compared to $8,872,579 in the same period the year prior.  These charges consisted of non-cash stock based compensation, rent, utilities, building repairs & maintenance, taxes & licenses, legal and professional charges and other miscellaneous charges related to general business operations. Our total operating expenses in the six month ended June 30, 2016 was $7,100,436. We had interest expense of $18,756, for a net loss of $4,891,041, for a total comprehensive loss of $4,891,041. The increase in research and development costs in 2016 as compared to 2015 was a due to the items discussed above.

General and Administrative Expenses – General and administrative expenses consist of salaries, overhead expenses, non-cash stock based compensation expenses, related expenses for our executives, finance and administrative personnel, facilities and allowance for doubtful accounts. In addition, general and administrative expenses include legal, accounting services and general corporate expenses.

The increase in general and administrative expenses costs during the six months ended June 30, 2016, compared to the six months ended June 30, 2015 was the result of increased salaries and overhead expenses, increased consulting expenses and increased expenses in the development of new products as well as bad debt expense of $214,52, insurance expense of $53,299, $425,000 in bonus expenses and offset by non-cash stock expense of $2,957,708.

We expect that research and development expenses will increase in dollar amount in future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new and to further improve existing products.

For the six months ended June 30, 2016 research and development expenses were $4,689,957 compared to $8,872,579 or a decrease of $4,182,622 or 47% over the six months ended June 30, 2015. The decrease was driven by decreased stock compensation and issuances offset by increased professional fees related to research and development, increased salaries and overhead expenses, increased consulting expenses and increased expenses in the development of new products. We have focused our research and development efforts on expanding the functionality and scalability of our products and enhancing their ease of use, as well as creating new product offerings.

The decreased in research and development expenses in the six months ended June 30, 2016 were due to the following.

▪	$4,434,719 non-cash stock based compensation incurred during the 2015 comparative period

Offset by increases in:

▪	$14,405 for employee insurance
▪	$57,884 for health insurance
▪	$313,585 for payroll expense

Liquidity and Capital Resources

We had cash of $2,852,396 and had working capital of $1,701,184 on June 30, 2015 as compared to $12,316,036 for the year ended December 31, 2016. The decrease was a result of our $5,500,000 related party loan and cash used in operating expenses. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Until we commence sales of our products and reach profitability from our manufacturing and sales efforts, we are dependent on equity financing from external sources and investors who in part, have been arranged for us by our major shareholder, Precept, which has undertaken to continue to support us financially, either directly or indirectly, through fund raising efforts for us from Precept's contact base in the investment community. Our primary source of funding since July 2013 has been Precept, our major shareholder. Its ownership and control of approximately 84% of our outstanding voting securities include 7,600,000 shares owned by Stephen Barber, our Executive Chairman, CEO, and a director, who has voting control of approximately 221,717,615 shares through Precept.

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
The Company is continuing to building working samples for a wide range of energy storage products that are expected to result in commercial orders for a number of these products and for which additional funding will be required to manufacture and deliver any commercial orders received.

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

Cash Flows for the Six Months Ended June 30, 2016

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2016 of $4,811,262. Our net loss of $4,891,041, when adjusted by various non-cash items aggregating $307,938 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, resulted in a net cash used of $4,583,043. In addition, changes in operating assets and liabilities necessary to support our operations used cash of $228,159 as follows:

•	$210,525 used for increased inventory levels
•	$171,777 used for increased prepaid expenses and other current assets which is not considered significant,
•	$13,873 used for increase in security deposit related to office building lease.
•	$168,556 provided by increase in accounts payable.

Cash Flows from Investing Activities

Our investing activities used $6,046,789 in net cash during the six months ended June 30, 2016 as a result of $445,384 from the purchase of fixed assets and $5,601,405 due to purchase of investments. For the six months ended June 30, 2015, cash from investing activities was $28,706.

Cash Flows from Financing Activities

Our financing activities contributed $487,951 in net cash during the six months ended June 30, 2016 as a result of $237,951 proceeds from the sale of common stock and $500,000 in proceeds from loans and notes, offset by $250,000 in the repayment of a related party note payable, compared to $1,907,801 in the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

None

Financial Position

Total Assets – Our total assets decreased by $3,672,299 or 25% from $14,264,397 as of December 31, 2015 to $10,592,098 as of June 30, 2016 partially due to the decrease in cash.

Inventory – Inventory levels increased by 210,525 or 160% from December 31, 2015 to June 30, 2016. The increase was mainly due to increased research and development components and raw materials used in our on-going development of product prototypes.

Total Liabilities – Our total liabilities increased by $627,054 or 60% from $1,037,076 as of December 31, 2015 to $1,664,130 as of June 30, 2016 as a result of a net increase in accounts payables and accruals of $168,556 or 26%. Deferred rent expense increased $153,500 or 107%.  Notes payable increased $501,959 or 100% from the year ended December 31, 2015.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of June 30, 2016 our disclosure controls and procedures were not effective, as a result of certain material weaknesses. We did not maintain a fully automated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliations and adjustments were required in order to produce financial statements for external reporting purposes.

The specific material weaknesses that management identified in our internal controls as of June 30, 2016 that persist are as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

As a result of these material weaknesses the Company will adjust and report substantially less fixed assets and inventory for the period ended December 31, 2015, than previously reported in the Company's Form 10-k/A-1 filed on April 14, 2016 and amended on July 8, 2016. The change is as a result of anticipated reversal of its bargain purchase of Brent-Tronics transaction competed in November 2014 and as initially reported on the Registrant's report on Form 10-Q for the period ending March 31, 2015.
Management and the Board of Directors have re-assessed acquisition of Brent-Tronics classification. The Company had previously concluded that all fundamental transactions were within the accounting guidelines and thus the bargain purchase of fixed assets and inventory was appropriate. Upon further analysis, it was determined that certain of the fundamental components of the transactions did not fully comply with United States General Accounting Principles and should have not been recorded.
As a result, on August 16, 2016 our Board of Directors determined that certain financial statements filed by the Company could not be relied upon, including those for the periods ended:

•	Three months ended March 31, 2015,
•	Six months ended June 30, 2015,
•	Nine months ended September 30, 2015,
•	Year ended December 31, 2015 and
•	Three months ended March, 31, 2016.

The Company will fill these amendments to the Company's (1) Form 10-Q Quarterly Reports for the periods ended March, 31, 2015, June 30, 2015 and September 30, 2015 and (2) Form 10-K for the year ended December 31, 2015 to correct the accounting treatment previously accorded for certain transactions and to restate the related financial statements, including items addressed by SEC Staff comments.

The restatements will be made to correct the previous accounting treatment to:

•	Correctly account for the depreciation and amortization of its fixed assets for the year ending December 31, 2015.
•
Correctly account for the adjustment in the Bent-Tronics completed on November 20, 2014 in which the Company inaccurately recorded an adjustment of $17,579,887 of fixed assets and inventory on the bargain purchase for the year ended December 31, 2015.

•
Correctly account for the adjustment in the Bent-Tronics completed on November 20, 2014 in which the Company inaccurately recorded an adjustment of $17,579,887 of fixed assets and inventory on the bargain purchase for the period ended March 31, 2015.

•
Correctly account for the adjustment in the Bent-Tronics completed on November 20, 2014 in which the Company inaccurately recorded an adjustment of $17,579,887 of fixed assets and inventory on the bargain purchase for the period ended June 30, 2015.

•
Correctly account for the adjustment in the Bent-Tronics completed on November 20, 2014 in which the Company inaccurately recorded an adjustment of $17,579,887 of fixed assets and inventory on the bargain purchase for the period ended September 30, 2015.

•	Correct the equity balances affected in the restatements in the year ended December 31, 2015 for the period ending March 31, 2016.

Plans for Remediation of Material Weaknesses

•	Simplifying and consolidation of our accounting systems;
•	Hiring of additional staff;
•	Segregation and defining duties so no one person has control over the entire process;
•	Enhancing our training program for accounting personnel;
•	Providing online, real-time access to accounting personnel;
•	Establishing more comprehensive review procedures; and
•	Implementing procedures to improve the reconciliation of accounts in a timely matter.

We have begun implementing changes to strengthen our internal controls and will continue to implement remediation plans for the identified material weaknesses and expect the work on the plan will continue through 2017. We continue to search for qualified management staff. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2016 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not the subject of any material pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

To the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A.  Risk Factors.

Not required; however, see Item 1A of our 10-K Annual Report for the year ended December 31, 2015, which was filed with the SEC on April 14, 2016 and amended on July 8, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

During the second quarter of 2016, the Company authorized the issuance of 830,000 shares for services provided by 3 consultants valued at $0.40 per share. The shares were issued subsequent to the period ended June 30, 2016 pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. Certificates representing such shares contain a legend restricting transferability.

Item 3. Mine Safety Disclosures.

None, not applicable.

Item 4. Other Information.

None.

Item 5 Exhibits.

Exhibit No.	Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 proved by Stephen J. Barber, CEO, Director and interim-Chief FinancialOfficer

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 this Quarterly Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

OAKRIDGE GLOBAL ENERGY SOLUTIONS, INC.

Date:     August 23, 2016

By:	/s/Stephen J. Barber
Stephen J. Barber, Chief Executive Officer
(Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer)